Form 10QSB
period 2000-02-29
PREMIER CLASSIC ART INC
filed 2000-04-14
CIK 1095606

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ............. to ............

     Commission file number: 001-15591

                            PREMIER CLASSIC ART, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-3680581
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               1158 Staffler Road
                          Bridgewater, New Jersey 08807
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (908) 526-7388
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_           No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 31, 2000 there were 7,649,946 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------


Part I - Financial Information                                              1

     Item 1. Financial Statements

              Balance Sheets as of February 29, 2000
              (unaudited) and May 31, 1999                                  2

              Statements of Operations and Comprehensive
              Loss for the Nine Months Ended February
              29, 2000 and February 28, 1999 (unaudited)                  3 - 4

              Statements of Cash Flows for the Nine
              Months Ended February 29, 2000 and
              February 28, 1999 (unaudited)                                    5

              Notes to Financial Statements
              (unaudited)                                                 6 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 10 - 12

Part II - Other Information

     Item 1. Legal Proceedings                                             13

     Item 6. Exhibits and Reports on Form 8-K                              13

Signatures                                                                 14

PART I. Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB dated
April 13, 2000.

     The results of operations for the nine-month period ended February 29, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                          PREMIER CLASSIC ART, INC.

                               BALANCE SHEETS

                                    ASSETS

                                                                  February 29,                     May 31,
                                                                      2000                          1999
                                                                 -------------                   -----------
                                                                  (Unaudited)
Current Assets:
     Cash                                                          $   3,846                      $        -
     Marketable securities                                             8,757                               -
     Accounts receivable                                              20,115                               -
     Prepaid expenses                                                416,666                               -
     Inventories                                                     365,954                               -
                                                                   ---------                      ----------
         Total Current Assets                                        815,338                               -

     Other assets                                                      5,000                               -
                                                                   ---------                      ----------
         TOTAL ASSETS                                              $ 820,338                      $        -
                                                                   =========                      ==========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Short-term debt                                               $ 775,000                      $        -
     Current portion of long-term debt                                     -                         217,370
     Accounts payable                                                      -                          46,263
     Accrued expenses                                                 90,856                         151,408
                                                                   ---------                      ----------
         Total Current Liabilities                                   865,856                         415,041
                                                                   ---------                      ----------
     Commitments and Contingencies

Stockholders' (Deficiency):
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding 136,000
         and 256,800 shares                                              272                             514

     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 7,649,946 and 75,410 shares                       7,650                              75
     Additional paid-in capital                                    1,709,996                         917,366
     Cumulative other comprehensive
         (loss)                                                      (38,050)                              -
     Deficit                                                      (1,725,386)                     (1,332,996)
                                                                   ---------                      ----------
         Total Stockholders' (Deficiency)                            (45,518)                       (415,041)
                                                                   ---------                      ----------
         TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIENCY)                            $ 820,338                      $
                                                                   =========                      ==========

                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                    Nine Months Ended                              Three Months Ended
                                           ------------------------------------             -----------------------------------
                                           February 29,            February 28,             February 29,           February 28,
                                               2000                    1999                    2000                   1999
                                           ------------            -----------              ------------           ------------
Sales                                       $   35,200              $       -                $   35,200             $      -
                                            ----------              ---------                ----------             --------
Cost and Expenses:
      Cost of sales                              5,098                      -                     5,098                    -
      Selling, general
       and administrative                      748,085                      -                   231,508                    -
                                            ----------              ---------                ----------             --------
                                               753,183                      -                   236,606                    -
                                            ----------              ---------                ----------             --------

Loss from operations                          (717,983)                     -                  (201,406)                   -

Other expense
      Interest expense-net                      48,381                 17,550                    15,260                5,850
                                            ----------              ---------                ----------             --------
Total other expense                             48,381                 17,550                    15,260                5,850
                                            ----------              ---------                ----------             --------
Loss before income taxes and
      extraordinary gain                      (766,364)               (17,550)                 (216,666)              (5,850)
Income tax provision                                 -                      -                         -                    -
                                            ----------              ---------                ----------             --------
Loss before extraordinary gain                (766,364)               (17,550)                 (216,666)              (5,850)
Extraordinary gain on
      extinguishment of debt                   373,974                      -                    68,718                    -
                                            ----------              ---------                ----------             --------
Net (loss)                                  $ (392,390)             $ (17,550)               $ (147,948)            $ (5,850)
                                            ==========              =========                ==========             ========
Net (loss) per common
      share-basic and diluted               $    (0.16)             $   (0.24)               $    (0.03)            $  (0.08)
Extraordinary gain on
      extinguishment of debt                      0.08                      -                      0.01                    -
Net (loss) per common
      share-basic and diluted               $    (0.08)             $   (0.24)               $    (0.02)            $  (0.08)
                                            ==========              =========                ==========             ========
Weighted average of common
      shares outstanding - basic
      and diluted                            4,836,186                 75,410                 7,649,507               75,410
                                            ==========              =========                ==========             ========

                       See notes to financial statements.
                                      -3-

                            PREMIER CLASSIC ART, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                               Nine Months Ended                             Three Months Ended
                                      -----------------------------------           -----------------------------------
                                      February 29,           February 28,           February 29,           February 28,
                                          2000                   1999                   2000                   1999
                                      ------------           ------------           ------------           ------------
Net loss                               $(392,390)             $ (17,550)             $(150,918)               $(5,850)

Other comprehensive loss
 net of income taxes:
     Unrealized loss on
      marketable securities              (38,050)                     -                      -                      -
                                       ---------              ---------              ---------                -------
Comprehensive loss                     $(430,440)             $ (17,550)             $(150,918)               $(5,850)
                                       =========              =========              =========                =======

                See notes to consolidated financial statements.
                                      -4-

                        PREMIER CLASSIC ART, INC.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                          Nine Months Ended
                                                                               ---------------------------------------
                                                                               February 29,               February 28,
                                                                                   2000                       1999
                                                                               ------------               ------------
Cash flows from operating activities:
    Net (loss)                                                                  $ (392,390)                $ (17,550)
       Adjustments to reconcile net income to
        cash provided by operating activities:
          Common stock issued for  services                                          8,494                         -
          Depreciation and amortization                                              3,387                         -
          Extraordinary gain on extinguishment
           of debt                                                                (373,974)                        -
          Non-cash compensation expense                                            207,268                         -

       Changes in operating assets and liabilities:
          (Increase) in marketable securities                                      (46,807)                        -
          (Increase) in security deposits                                           (5,000)                        -
          (Increase) in accounts receivable                                        (20,115)                        -
          (Increase) in prepaid expenses                                          (416,666)                        -
          (Increase) in inventories                                                (58,565)                        -
          Increase in accrued expenses                                              89,114                    17,550
                                                                                ----------                 ---------
          Net Cash Used in Operating
           Activities                                                           (1,005,254)                        -
                                                                                ----------                 ---------
Cash flows from financing activities:
    Proceeds from sale of common stock                                             238,600                         -
    Proceeds from short term borrowings                                            775,000                         -
    Payments of short term borrowings                                               (4,500)                        -
                                                                                ----------                 ---------
          Net Cash Provided by Financing
           Activities                                                            1,009,100                         -
                                                                                ----------                 ---------
Net increase in cash                                                                 3,846                         -
Cash  beginning of year                                                                  -                         -
                                                                                ----------                 ---------

Cash  end of year                                                               $    3,846                 $       -
                                                                                ==========                 =========
Supplemental disclosure of non-cash financing activities:
    Capital contribution to forgive debt                                        $   38,319                 $  88,630
                                                                                ==========                 =========
Non-cash investing activities:
    Unrealized (loss) on marketable
     securities                                                                 $   38,050
                                                                                ==========

    Common stock issued for inventory                                           $  306,879
                                                                                ==========

                       See notes to financial statements.
                                      -5-

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of February 29, 2000 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 1999 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's operating activities have just commenced under new management.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation. because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants.

4.       ACQUISITION

         On September 8, 1999, the Company acquired the assets, consisting of inventory of original, hand-painted production animation cels, of Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock, which represents approximately 40% of the total outstanding shares of the Company.

         The acquired inventory was accounted for as a non-monetary transaction in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions" (APB No. 29). The Company recorded the inventory value at $306,879. Cool Classic, Inc. was not a business but a collection of animated art cels and, accordingly, the Company has not included any proforma unaudited results of operations.

5.       DEBT

         Short-term debt consists of the following:

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2 % convertible note due September 3, 2000. Interest is payable monthly, commencing in December 1999 and payable in arrears from September 1999. The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The convertible note contains a provision for an automatic conversion if the closing bid of the common stock is greater than or equal to $5.50 per share for twenty consecutive trading days. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. This transaction resulted in additional interest expense of $9,900.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

Long-term debt consists of the following:

                                   February 29,                  May 31,
                                       2000                       1999
                                   ------------                  -------
10% notes payable to stock-
holders, obligation in
default at May 31,1999 (a)            $   -                     $83,000

12% note payable, obligation
in default at May 31, 1999 (b)            -                      35,000

8% notes payable to stock-
holders, less discount of
$6,957, obligation in default
at May 31, 1999 (c)                       -                      33,043

10% note payable, obligation
in default at May 31, 1999 (d)            -                      25,000

18% notes payable, obligation
in default at May 31, 1999 (e)            -                      23,645

12% note payable, obligation
in default at May 31, 1999 (f)            -                      10,000

8% note payable to stockholder,
less discount of $2,318,
obligation in default at
May 31, 1999 (g)                          -                       7,682
                                     --------                   -------

Total                                     -                     217,370

Less current maturities                   -                     217,370
                                     --------                   -------

                                     $    -                    $   -
                                     ========                   =======

(a) On August 13, 1999, the Company paid $1,500 in cash for payment in full of a $30,000 note with accrued interest of $21,645. On August 23, 1999, the Company issued 1,000 shares of common stock for payment of the principal of $50,000 and accrued interest of $36,075. In December 1999 the Company paid principal of $3,000 and accrued interest of $4,610 in cash in full payment of this debt.

(b) On August 23, 1999, the Company issued 700 shares of common stock for payment of the principal of $35,000 and accrued interest of $28,495.

(c) On August 23, 1999, the Company issued 200 shares of common stock for payment of principal of $10,000 and accrued interest of $4,644. On December 10, 1999 the Company issued 3,000 shares of common stock for payment of the principal of $23,043 and accrued interest of $14,833.

(d) On August 17, 1999 the president personally took responsibility for the principal of $25,000 and the accrued interest of $13,319.

(e) On August 23, 1999, the Company issued 460 shares of common stock for payment of the principal of $23,645 and accrued interest of $21,318.

(f) On December 20, 1999 the promissory note of $10,000 and accrued interest of $8,554 was forgiven by the noteholder.

(g) On December 10, 1999, the Company issued 1,000 shares of common stock for payment of the principal of $7,682 and accrued interest of $5,006.

         The above transactions, (a through g),resulted in the Company issuing 6,360 shares of the Company's common stock and a extraordinary gain on extinguishment of debt of $373,974 included in the statement of operations.

6.       EXTRAORDINARY GAINS

         In August 1999, the Company issued common shares to extinguish long-term debt and accrued interest. In connection with these transactions the Company recorded extraordinary gains of approximately $373,974 ($.08 per share) and $68,718 ($.01 per share) for the nine months and three months ended February 29, 2000, respectively.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-SB dated January 3, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

Item 3. Management's' Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The Company does not have adequate cash reserves to meet its future cash requirements. The Company is seeking to raise additional working capital through debt or equity financings. The Company's ability to continue as a going concern will depend upon successful completion of such financings and on its ability to market its inventory. The Company has spent approximately $55,000 to sort the cel art, copy the appropriate backgrounds and assemble the cels for sale. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.

     Results of Operations

     The Company plans to continue marketing and selling its collection of cels over the internet and through art galleries, department stores, other retail outlets and catalogues. The Company currently has no agreement with any such entity. The Company anticipates that it will take more than five years for it to liquidate the collection so as to maximize its value and to take advantage of opportunities to sell pieces when possible. The Company has received only limited revenues from cels to date. Royal, a sub-contractor of the Company, in accordance with its agreement with the Company provides the necessary artistic staff to process and prepare its cels for presentation to the public. The Company has 35,000 cels ready for presentation and distribution.

     On January 4, 2000, the Company sold 500 cels to a distributor at a price of $40 per cel. The Company cannot be certain that it will continue to sell cels at this price.

         Nine Months Ended February 29, 2000 compared to
                  Nine Months Ended February 28, 1999

         Sales
         Sales increased from $-0- for the nine months ended February 28, 1999 to $35,200 for the nine months ended February 29, 2000. The Company attributes the increase to its recent acquisition of the animation cels the Company will market.

         Cost of Sales
         Cost of sales increased from $-0- for the nine months ended February 28, 1999 to $5,098 for the nine months ended February 29, 2000. The Company attributes the increase to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $-0- for the nine months ended February 28, 1999 to $748,183 for the nine months ended February 29, 2000. The Company attributes the increase primarily to increases in consulting fees and sales related expenses to market the distribution of the animation cels and professional fees incurred by the Company.

         Interest Expense
         Interest expense increased from $17,550 for the nine months ended February 28, 1999 to $48,381 for the nine months ended February 29, 2000. The increase is primarily attributed to funds the Company borrowed to make the acquisition in 1999.



         Three Months Ended February 29, 2000 compared to
                  Three Months Ended February 28, 1999

         Sales
         Sales increased from $-0- for the three months ended February 28, 1999 to $35,200 for the nine months ended February 29, 2000. The Company attributes the increase to the reasons set forth in the nine month analysis.

         Cost of Sales
         Cost of sales increased from $-0- for the three months ended February 28, 1999 to $5,098 for the three months ended February 29, 2000. The Company attributes the increase to the reasons set forth in the nine month analysis.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $-0- for the three months ended February 28, 1999 to $231,508 for the three months ended February 29, 2000. The Company attributes the increase to the reasons set forth in the nine month analysis.

         Interest Expense
         Interest expense increased from $5,850 for the three months ended February 28, 1999 to $15,260 for the three months ended February 29, 2000. The Company attributes the increase to the reasons set forth in the nine month analysis.


         Other Matters

         Year 2000

         Impact of Year 2000

         The Company's mission critical systems have operated without interruption during 2000. Furthermore, the Company has not experienced a failure of any non-critical devices or systems. In addition, the Company has not experienced a delay from any service providers or vendors.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings

                     None.

         Item 6.     Exhibits and Reports on Form 8-K

             (a)     Exhibits:  Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended February 29, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                          PREMIER CLASSIC ART, INC.





Date: April 13, 2000                   By: /s/Charles Trapp
                                          -----------------
                                          Charles Trapp, President
                                          (Principal Financial and
                                          Accounting Officer)