Form 10KSB
period 2000-05-31
PREMIER CLASSIC ART INC
filed 2000-08-29
CIK 1095606

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934


  FOR THE TRANSITION PERIOD FROM _________ TO ______________



                        COMMISSION FILE NUMBER 001-15591



                            PREMIER CLASSIC ART INC.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                       22-3680581
      --------------------------                           ----------------
    (State or Other Jurisdiction                           (I.R.S. Employer
    Incorporation of Organization)                       or Identification No.)


               1158 STAFFLER ROAD, BRIDGEWATER, NEW JERSEY 08807
                                (201) 526-7388
             ----------------------------------------------------
              (Address and telephone number, including area code,
                  of registrant's principal executive office)

   Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/      NO / /


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Aggregate market value of voting stock held by non-affiliates as of August 15, 2000 was approximately $2,706,795 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

     Number of shares of Common Stock outstanding as of August 15, 2000:
7,648,946.



================================================================================

                           PREMIER CLASSIC ART INC.


                                     INDEX




                                                                                               Page
                                                                                           ------------
Part I
   Item  1. Business ...................................................................         1
   Item  2. Properties .................................................................         3
   Item  3. Legal Proceedings ..........................................................         3
   Item  4. Submission of Matters to Vote of Security Holders ..........................         3

Part II
   Item  5. Market for Registrant's Common Equity and Related Stockholders Matters .....         3
   Item  6. Management's Discussion and Analysis of Financial Condition and Results of
         Operations ....................................................................         4
   Item  7. Financial Statements .......................................................         6
   Item  8. Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ....................................................................        17

Part III
   Item  9. Directors and Executive Officers; Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act ........................................        17
   Item 10. Executive Compensation .....................................................        17
   Item 11. Security Ownership of Certain Beneficial Owners and Management .............        18
   Item 12. Certain Relationships and Related Transactions .............................        18

Part IV
   Item 13. Exhibits and Reports on Form 8-K ...........................................        18
   Signatures ..........................................................................        20

------------
* Page F-1 follows page 7.

PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth, revenues, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes in marketing distribution, and capital costs; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements. These statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 1. BUSINESS


  General Development of Business

     Premier Classic Art, Inc. (the "Company") was incorporated as Pet-Con Industries, Inc. in the State of Delaware on June 14, 1991. The Company previously manufactured recyclable containers and bottles for sale to private grocery product manufacturers and food packers. The Company discontinued these operations in June 1995 and had no operating activities from then until September 1999.

     On September 2, 1999, the Company hired Charles Trapp as its President and a director and issued 1,158,845 shares of its common stock. At the same time, Louis A. Pistilli joined the Company as a director and the Company's former president resigned. Mr. Pistilli was issued 75,000 shares of the Company's common stock.

     On September 2, 1999, the Company purchased all of the outstanding shares of stock of Cool Classic Incorporated, a Nevada corporation, in exchange for 3,069,788 shares of the Company's common stock. Cool Classic Incorporated is the owner of approximately 400,000 original, hand-painted animation production cels, which the Company is attempting to market.


Description of Business

     The Company acquired all of the outstanding stock of Cool Classic Incorporated with its collection of 400,000 animation production cels. The Company intends to market these cels to the public through its website as well as through art galleries, department type stores, other retail outlets and catalogues.

     Pursuant to a Sub-Lease and Assembly Agreement, dated as of September 1999, by and between the Company and Royal Animated Art, Inc., a California corporation ("Royal"), the Company stores its collection of cels in a warehouse leased by Royal from a third party. In addition, Royal has agreed to provide services such as cleaning, sorting, cataloguing, matching with backgrounds, matting and framing (as requested by the Company) as well as generally preparing the cels for market. The Company is to pay Royal $1,000 per month for the warehouse space as well as out-of-pocket costs for labor and materials, plus 15% of such costs as an estimate of Royal's overhead allocable to the Company's products for the serivces rendered to the Company.


     In addition to the marketing and sale of its own collection of cels, the Company has entered into a Distribution Agreement, dated September 2, 1999, with Royal. The agreement is for a three year term, subject to renewal. As part of the agreement, Royal has granted to the Company the non-exclusive right to purchase and market reproductions of certain animation and comic strip images and characters, including animation art and comic strip lithographs, which Royal has or acquires reproduction rights. These rights are subject to any restrictions or limitations contained in agreements pursuant to which Royal acquired its rights and to the approval of how many reproductions of each particular piece of artwork should be sold to the Company. The Company is required to pay Royal a percentage of Royal's suggested retail price, depending on whether the Company sells directly to the ultimate consumer (50%) or to wholesalers, distributors, retailers and/or other middlemen (25%).


  Animation Cels


     The term "cel" is used to describe the basic component of most types of animation art. In its strictest sense, a cel is a plastic sheet, either cellulose nitrate or cellulose acetate, on which animated characters are painted. In practice, the term cel has come to mean that plastic sheet in combination with the outline and coloring of a character, object or special effect. Outlines can be either hand-inked or Xerographically transferred to the sheet of plastic. Those outlines are then filled with color, either by hand-painting or a serigraphic process, to complete the cel.


     The Company's cel collection includes a combination of 12 field cels (approximately 12" x 10" in size) and pan cels (approximately 36" x 10" in size). The cels are selected from and were used in the production of Real Ghostbusters/Slimer, Ewoks (Star Wars), He-Man, Masters of the Universe, She-Ra Princess of Power, Bravestar, Flash Gordon, Shelly Duvall's Bedtime Stories, Beethoven, Back to the Future and others.


  Original Production Cels


     These cels are hand-painted and have actually been used in the making of animated films, They can have either Xerographed or hand-inked outlines and are hand-painted at the studio. Each animation film is made of thousands of individual hand-painted cels. They are filmed in sequence to create the illusion of motion. Many original production cels have been either lost or destroyed through the years, which enhances their value as collectible art. In addition each cel is a one-of-a-kind piece of art, and this rarity also enhances its value. Because they were created to make an actual cartoon, each cel is a component part of a larger movement. Different cels from the same scene may be more or less desirable depending on a variety of factors such as size, profile, and expression of the character, any damage to inking or paint and overall visual appearance.


  The Making of Cels


     The Company does not produce its own cels. However, an understanding of the production process is helpful toward an understanding of the nature of the cels and their collectibility.


     For production cels, the process begins when a storyboard is created by a talented animator, who, with the film director, determines the extent of the background to be shown, the size of the characters and props to be used in each scene. The animator makes a sketch from what will become each of approximately 16 frames per foot of film. Next, an outlined ink drawing is made of each of the sketches. This outline is on a sheet of clear celluloid acetate. Each and every inked outline is turned over to a painter and, by hand, the brilliant colors applied with special paints. Once each cel is hand painted and the foregrounds and backgrounds are complete, the artwork is ready for photography. Using a multiplane camera, the foreground, animation plane and the background are meticulously arranged and photographed.

  Industry and Competition


     The Company believes that collecting of animation production cels is a rapidly expanding pastime with more and more people every day discovering the enjoyment and appreciating the hand-craftsmanship of these timeless works of art. The Company is aware of two major distributors of animation cels, The Walt Disney Co. (through its Walt Disney Art Classics division) and Time Warner, Inc. (through its Warner Bros. division) in addition to several distributors of lesser stature. These distributors have significantly greater resources than the Company. In addition, many collectors and distributors of cels have established a presence on the Internet.


  Sales and Marketing


     Commencing January 11, 2000, the Company opened a website at www.premierclassicart.com through which it offers for sale a selection of its animated cels. The website receives an average of approximately 695 hits per week and is currently being maintained by its original developer at no additional cost to the Company. The Company receives orders from its website, all of which are paid by credit card. Each order is filled by an employee of the Company and shipped by regular mail or overnight courier. The Company has chosen IMC On-line as its internet service provider. It subscribes to this service on a quarter by quarter basis at a rate of $315 per quarter.


     To date, the Company has earned $135,200 in revenues from sales of cels at various prices. The Company is also attempting to market its cels through art galleries, department stores, other retail outlets and catalogues. The Company has no existing agreement with any such gallery or store.


  Seasonality


     The Company's management believes that the demand for animation cels is not subject to seasonal fluctuations.


  Employees


     The Company currently employs one executive and, if its revenue increases, expects that it will require one to three additional employees.


ITEM 2. PROPERTIES


     On September 1, 1999, the Company entered into a Sublease and Assembly Agreement with Royal Animated Art, Inc. of California. The agreement provides for the Company to pay Royal Animated Art, Inc. $1,000 per month for the use of space in a warehouse facility in order to store the Company's collection of cels. The agreement also provides for services to be performed by Royal in connection with the cels and payment by the Company of Royal's costs in connection with such services plus 15% of its overhead costs.


ITEM 3. LEGAL PROCEEDINGS


     The Company is not party to any material pending legal proceedings. However, in the event the Company is unable to meet its obligations on the Extension Agreement, it is conceivable that its lender will foreclose on its collateral and bring an action on the Note.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Company's shareholders during the forth quarter of the year ending May 31, 2000.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) Market Information

     The Company's securities trade are traded in the over-the-counter market "pink sheets". The Company's trading symbol is "PMCL". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the range of high and low bid information for the quarterly periods as reported on America Online:

                                            High      Low
                                           ------   ------
       Year Ended May 31, 1999
  1st Quarter ..........................       0       0
  2nd Quarter ..........................       0       0
  3rd Quarter ..........................     .01     .01
  4th Quarter ..........................       0       0

       Year Ended May 31, 2000 .........
  1st Quarter ..........................       0       0
  2nd Quarter ..........................       0       0
  3rd Quarter ..........................    61/2       0
  4th Quarter ..........................       5     .50


     The Company has 7,648,946 shares of common stock outstanding, but, of these shares, only 1,657,109 shares are freely tradeable. All of the remaining shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Securities Act of 1933 (the "Act") unless registered under the Act.

  Recent Sales of Unregistered Securities

     The following paragraphs set forth certain information with respect to all securities sold by the Company within the past year without registration under the Securities Act of 1933, as amended (the "Securities Act"). The information includes the names of the purchasers, the date of issuance, the title and number of securities sold and the consideration received by the company for the issuance of these shares.

     In September 1999, the Company issued to Charles F. Trapp 1,158,845 shares of common stock at $.001 per share in exchange for services rendered.

     In September 1999, the Company issued to Mr. Louis Pistilli 125,000 shares in the aggregate (75,000 at $.001 per share for services rendered and 50,000 at $.10 per share) pursuant to a 504 offering.

     In September 1999, the Company issued 3,069,788 shares of common stock to Joe Cool Collectibles, Inc. in exchange for all the outstanding stock of Cool Classics, Inc.

(b) Holders

     As of August 15, 2000, the number of holders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 375.

(c) Dividend Policy

     The Company is prohibited from paying cash dividends on the common stock until the preferred stock is converted into common stock or all preferred dividends in arrears are brought current.

     However, even assuming its obligations on its preferred stock are satisfied, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources

     The Company does not have adequate cash reserves to meet its future cash requirements. The Company is seeking to raise additional working capital through debt or equity financing. The Company's ability to continue as a going concern will depend upon successful completion of such financing and on its ability to market its inventory. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.

     On September 3, 1999, the Company issued a $775,000 principle 101/2% convertible note due September 3, 2000 (the "Note"). Interest is payable monthly in arrears from September 1999 commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock at $3.10 per share. The Note automatically converts if the closing bid of the Company's common stock is greater than or equal to $5.50 per share for twenty consecutive trading days. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company is required to pay a reduction in principal of the Note by $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. There is no assurance that the Company will be able to fulfill the terms of this agreement.


  Plan of Operation

     The Company plans to continue marketing and selling its collection of cels over the internet and through art galleries department stores, other retail outlets and catalogues. The Company currently has no agreement with any such entity. The Company anticipates that it will take more than five years for it to liquidate the collection so as to maximize its value and to take advantage of opportunities to sell pieces when possible. The Company has received only limited revenues from sales of its cels to date. Royal, in accordance with its agreement with the Company provides the necessary artistic staff to process and prepare its cels for presentation to the public. The Company has 35,000 cels ready for presentation and distribution.


Year Ended May 31, 2000 compared to May 31, 1999


Sales

     Sales increased from $-0- for the year ended May 31, 1999 to $135,200 for the year ended May 31, 2000. The Company attributes the increase to its recent acquisition of the animation cels it will market.


Cost of Sales

     Cost of sales increased from $-0- for the year ended May 31, 1999 to $20,259 for the year ended May 31, 2000. The Company attributes the increase to the reasons described above.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $-0- for the year ended May 31, 1999 to $1,079,854 for the year ended May 31, 2000. The Company attributes the increase primarily to Marketing and website construction of $86,000, non-cash compensation and consulting services of $257,000, acquisition fees of $216,000, legal and accounting fees of $115,000 in connection with the filings by the Company with the Securities and Exchange Commission and $125,0000 in connection with the amortization of prepaid distribution rights.


Interest Expense

     Interest expense increased from $23,400 for the year ended May 31, 1999 to $272,798 for the year ended May 31, 2000. The increase is primarily attributed to funds the Company borrowed to make the acquisition in 1999 and non-cash interest in connection with the issuance of warrants relating to the financing.


Other Matters


Year 2000


Impact of Year 2000

     The Company's mission critical systems have operated without interruption during 2000. Furthermore, the Company has not experienced a failure of any non-critical devices or systems. In addition,, the Company has not experienced a delay from any service providers or vendors.


ITEM 7. FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Premier Classic Art, Inc.


We have audited the accompanying balance sheets of Premier Classic Art, Inc.(the "Company") as of May 31, 2000, and 1999, and the related statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Premier Classic Art, Inc. at May 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 1 of Notes to Financial Statements, the Company needs to obtain additional financing and sell its inventory to liquidate its debts and support the Company's overhead. The Company's $775,000 note payable is due September 3, 2000. Although an extension agreement has been signed, there is no assurance that the Company will be able to fulfill the terms of the agreement. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey



August 21, 2000

                           PREMIER CLASSIC ART, INC.

                                BALANCE SHEETS




                                                                          May 31, 2000      May 31, 1999
                                                                         --------------   ---------------
                                 ASSETS
Current Assets:
 Cash ................................................................    $     28,408     $         --
 Marketable securities ...............................................           2,188               --
 Inventories .........................................................         295,297               --
 Prepaid expenses -- current .........................................         166,666               --
                                                                          ------------     ------------
   Total Current Assets ..............................................         492,559               --
Other assets .........................................................         208,334               --
                                                                          ------------     ------------
   TOTAL ASSETS ......................................................    $    700,893     $         --
                                                                          ============     ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
 Short-term debt .....................................................    $    775,000     $         --
 Current portion of long-term debt ...................................              --          217,370
 Accounts payable ....................................................              --           46,263
 Accrued expenses ....................................................         189,001          151,408
                                                                          ------------     ------------
   Total Current Liabilities .........................................         964,001          415,041
                                                                          ------------     ------------
 Long-term debt ......................................................              --               --
                                                                          ------------     ------------
   Total Liabilities .................................................         964,001          415,041
                                                                          ------------     ------------
Commitments and Contingencies
Stockholders' Deficiency:
 Series A cumulative convertible preferred stock -- 8% cumulative, par value $.002 per share, authorized 10,000,000 shares; outstanding
   136,000 and 256,800 shares ........................................             272              514
 Common stock -- par value $.001 per share, authorized 50,000,000
   shares; outstanding 7,648,946 and 75,410 shares ...................           7,649               75
 Additional paid-in capital ..........................................       1,970,323          917,366
 Deficit .............................................................      (2,196,733)      (1,332,996)
 Cumulative other comprehensive(loss) ................................         (44,619)              --
                                                                          ------------     ------------
   Total Stockholders' Deficiency ....................................        (263,108)        (415,041)
                                                                          ------------     ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ....................    $    700,893     $         --
                                                                          ============     ============

                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.

                            STATEMENTS OF OPERATIONS




                                                                               Year Ended May 31,
                                                                -------------------------------------------------
                                                                      2000             1999             1998
                                                                ---------------   --------------   --------------
Sales .......................................................    $    135,200       $       --       $       --
                                                                 ------------       ----------       ----------
Cost and Expenses:
 Cost of sales ..............................................          20,259               --               --
 Selling, general and administrative ........................       1,079,854               --               --
                                                                 ------------       ----------       ----------
                                                                    1,100,113               --               --
                                                                 ------------       ----------       ----------
Loss from operations ........................................        (964,913)              --               --
Interest expense -- net .....................................         272,798           23,400           23,400
                                                                 ------------       ----------       ----------
Loss before income tax provision and extraordinary gain .....      (1,237,711)         (23,400)         (23,400)
Income tax benefit ..........................................        (127,000)              --               --
                                                                 ------------       ----------       ----------
Loss before extraordinary gain ..............................      (1,110,711)         (23,400)         (23,400)
Extraordinary gain on extinguishment of debt (net of
 income tax of $127,000) ....................................         246,974               --               --
                                                                 ------------       ----------       ----------
Net (loss) ..................................................    $   (863,737)      $  (23,400)      $  (23,400)
                                                                 ============       ==========       ==========
Net (loss) per common share-basic and diluted ...............    $      (0.20)      $    (0.31)      $    (0.31)
Extraordinary gain on extinguishment of debt ................            0.04               --               --
                                                                 ------------       ----------       ----------
Net (loss) per common share-basic and diluted ...............    $      (0.16)      $    (0.31)      $    (0.31)
                                                                 ============       ==========       ==========
Weighted average of common shares outstanding -- basic
 and diluted ................................................       5,549,875           75,410           75,410
                                                                 ============       ==========       ==========

                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.

                    STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                                                                                        Net
                                                                                                    unrealized
                                                                                                     (loss) on
                                                                 Comprehensive                      marketable
                                                     Total           (loss)           Deficit       securities
                                                --------------  ---------------  ----------------  ------------
Balance June 1, 1997 .........................    $ (456,871)                      $ (1,286,196)    $      --
 Retroactive effect of 1-for-50 reverse
  stock split effective September 1, 1999
 Net (loss) ..................................       (23,400)                           (23,400)
                                                  ----------                       ------------
Balance, May 31, 1998 ........................      (480,271)                        (1,309,596)
 Capitalized debt ............................        88,630                                 --
 Net (loss) ..................................       (23,400)                           (23,400)
                                                  ----------                       ------------
Balance, May 31, 1999 ........................      (415,041)                        (1,332,996)
 Sale of common stock (at $.12 per
  share) .....................................        15,000
 Issuance of stock to repay accounts
  payable (valued at $.10 per share) .........            93
 Issuance of stock to repay debt and
  accrued interest (valued at $.10 per
  share) .....................................           236
 Conversion of preferred stock to
  common stock ...............................            --
 Capitalized debt ............................        38,319
 Issuance of common stock for services
  (valued at $.10 per share) .................       209,362
 Issuance of common stock in connection
  with acquisition (valued at $.10 per
  share) .....................................       306,879
 Issuance of stock warrants for services
  and in connection with financing ...........       260,000
 Issuance of common stock for services
  (valued at $.10 per share) .................         1,400
 Sale of common stock (at $.10 per
  share) .....................................       223,600
 Conversion of preferred stock to
  common stock ...............................
 Issuance of common stock to repay debt
  and accrued interest (valued at $.10
  per share) .................................           400
 Conversion of preferred stock to
  common stock ...............................            --
 Issuance of common stock for services
  (valued at $5.00 per share) ................         5,000
 Net unrealized loss on marketable
  securities .................................       (44,619)     $  (44,619)                         (44,619)
 Net (loss) ..................................      (863,737)       (863,737)          (863,737)
                                                                  ----------
 Comprehensive loss ..........................                    $ (908,356)
                                                                  ==========
Balance, May 31, 2000 ........................    $ (263,108)                      $ (2,196,733)    $ (44,619)
                                                  ==========                       ============     =========


                                                        Series A
                                                    Preferred Stock               Common Stock
                                                ------------------------  ----------------------------    Additional
                                                    Shares        Par          Shares          Par         Paid-In
                                                 Outstanding     Value      Outstanding       Value        Capital
                                                -------------  ---------  ---------------  -----------  -------------
Balance June 1, 1997 .........................     256,800      $   514       3,770,521     $   3,770    $  825,041
 Retroactive effect of 1-for-50 reverse
  stock split effective September 1, 1999                                    (3,695,111)       (3,695)        3,695
 Net (loss) ..................................
Balance, May 31, 1998 ........................     256,800          514          75,410            75       828,736
 Capitalized debt ............................          --           --              --                      88,630
 Net (loss) ..................................          --                           --                          --
                                                   -------                   ----------                  ----------
Balance, May 31, 1999 ........................     256,800          514          75,410            75       917,366
 Sale of common stock (at $.12 per
  share) .....................................                                  124,590           125        14,875
 Issuance of stock to repay accounts
  payable (valued at $.10 per share) .........                                      925             1            92
 Issuance of stock to repay debt and
  accrued interest (valued at $.10 per
  share) .....................................                                    2,360             2           234
 Conversion of preferred stock to
  common stock ...............................     (40,000)         (80)          9,000             9            71
 Capitalized debt ............................                                                               38,319
 Issuance of common stock for services
  (valued at $.10 per share) .................                                2,093,618         2,094       207,268
 Issuance of common stock in connection
  with acquisition (valued at $.10 per
  share) .....................................                                3,069,788         3,070       303,809
 Issuance of stock warrants for services
  and in connection with financing ...........                                                              260,000
 Issuance of common stock for services
  (valued at $.10 per share) .................                                   14,000            14         1,386
 Sale of common stock (at $.10 per
  share) .....................................                                2,236,000         2,236       221,364
 Conversion of preferred stock to
  common stock ...............................     (64,000)        (128)         14,475            14           114
 Issuance of common stock to repay debt
  and accrued interest (valued at $.10
  per share) .................................                                    4,000             4           396
 Conversion of preferred stock to
  common stock ...............................     (16,800)         (34)          3,780             4            30
 Issuance of common stock for services
  (valued at $5.00 per share) ................                                    1,000             1         4,999
 Net unrealized loss on marketable
  securities .................................
 Net (loss) ..................................
 Comprehensive loss ..........................
Balance, May 31, 2000 ........................     136,000      $   272       7,648,946     $   7,649    $1,970,323
                                                   =======      =======      ==========     =========    ==========

                           PREMIER CLASSIC ART, INC.
                           STATEMENTS OF CASH FLOWS



                                                                        Year Ended May 31,
                                                          ----------------------------------------------
                                                               2000             1999            1998
                                                          --------------   -------------   -------------
Cash flows from operating activities:
 Net (loss) ...........................................     $ (863,737)      $ (23,400)      $ (23,400)
   Adjustments to reconcile net (loss) to cash
    provided by operating activities:
    Depreciation and amortization .....................          3,387
    Extraordinary gain on extinguishment of
      debt ............................................       (373,974)
    Non-cash compensation expense .....................        215,762
    Other non-cash items ..............................        260,000
   Changes in operating assets and liabilities:
    (Increase) in prepaid expenses and other
      assets ..........................................       (375,000)
    Decrease in inventories ...........................         11,682             --              --
    Increase in accrued expenses ......................        187,995          23,400          23,400
                                                            ----------       ---------       ---------
    Net Cash Used in Operating Activities .............       (933,885)             --              --
                                                            ----------       ---------       ---------
Cash flows from investing activities:
 Purchase of marketable securities ....................        (46,807)             --              --
                                                            ----------       ---------       ---------
Cash flows from financing activities:
 Proceeds from sale of common stock ...................        238,600              --              --
 Proceeds from short term borrowings ..................        775,000              --              --
 Payments of short term borrowings ....................         (4,500)             --              --
    Net Cash Provided by Financing Activities .........      1,009,100              --              --
                                                            ----------       ---------       ---------
Net increase in cash ..................................         28,408              --              --
Cash -- beginning of year .............................             --              --              --
                                                            ----------       ---------       ---------
Cash -- end of year ...................................     $   28,408       $      --       $      --
                                                            ==========       =========       =========
Supplemental disclosure of non-cash financing
 activities:
 Capital contribution to forgive debt .................     $   38,319       $  88,630       $      --
                                                            ==========       =========       =========
Non-cash investing activities:
 Unrealized loss on marketable securities .............     $   44,619
                                                            ==========
 Common stock issued for inventory ....................     $  306,979
                                                            ==========
 Common stock issued for debt .........................     $      729
                                                            ==========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Premier Classic Art, Inc. (the "Company") formerly Pet-Con Industries, Inc. previously manufactured recyclable containers and bottles for sale to private label grocery product manufacturers and private label food packers. The Company discontinued operations in June 1995. On September 1, 1999 the Company changed its name and is currently engaged in the marketing of original, hand-painted production animation cels through a variety of outlets throughout the United States.


  Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


The Company's operating activities have commenced under new management.

     The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $775,000 note payable is due September 3, 2000. On August 18, 2000 the Company signed an extension agreement whereas the Company is required to pay down the principal amount of the note by $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Marketable Securities

     The Company classifies its investment in equity securities as "available for sale", and accordingly, reflects unrealized losses, net of deferred taxes, as a separate component of stockholders' equity (deficiency).

     The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.


  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any on financial institution.


  Reverse Stock Split

     Effective September 1, 1999 the Board of Directors approved a one-for-fifty reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

  Prepaid Expenses

     Prepaid expenses consist primarily of a three year consulting agreement expiring September 2, 2002 in the amount of $500,000 which was paid in cash by the Company in September 1999. Consulting expense charged to operations for the years ended May 31, 2000, 1999 and 1998 were $125,000, $-0- and $-0-, respectively.


  Inventories

     Inventories, consisting of finished animated cels are stated at the lower of cost (first-in, first-out) or market.


  Revenue Recognition

     Revenue is recognized upon shipment of merchandise after the price to the buyer is fixed and determinable and title passes to customers and the collectibility of the sales price is reasonably assured.


  Stock-Based Compensation


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.


  Earnings Per Common Share


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which requires companies to present basic earnings per share ("EPS") and diluted earnings per share instead of the primary and fully diluted EPS that was required. The new standard requires additional information disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15.


     Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 947,946, 59,064, and -0- as of May 31, 2000, 1999, and 1998 respectively.


  Fair Value of Financial Instruments


     At May 31, 2000, the fair values of cash, other current assets, accounts payable, short-term debt, accrued interest and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments.


2. ACQUISITION


     On September 3, 1999, the Company acquired Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock. Cool Classic, Inc. owned inventory of original, hand-painted production animation cels.


     The acquired inventory was accounted for as a non-monetary transaction in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions" (APB No. 29). The Company recorded the inventory value at $306,979, which represents the fair value ($.10 per share) of the stock issued to acquire Cool Classic, Inc. Pursuant to the agreement the acquired inventory will consist of 400,000 original, hand-painted production animation cels. Cool Classic, Inc. had no operating results but was a collector of animated art cels and, accordingly, the Company has not included any proforma unaudited results of operations.

3. MARKETABLE SECURITIES


                                                     Estimated        Gross
                                         Fair       Unrealized     Unrealized       Gross
                                         Cost          Value          Gains         Losses
                                     -----------   ------------   ------------   -----------
May 31, 2000:
 Marketable securities -- current:
   Common stock ..................    $ 46,807        $ 2,188         $ --        $ 44,619
                                      ========        =======         ====        ========


     There were no realized gains or losses for the years ended May 31, 2000, 1999 and 1998.


4. INVENTORY

     The Company's inventory consists of approximately 400,000 original, hand-painted production animation cels of which 200,000 cels are secured as collateral for the Company's short term debt (see note 5).


5. DEBT

     Short-term debt consisted of the following:

     On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001. Under this agreement, the Company is required to pay a reduction in the principal amount of the note by $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000 and the balance of the note, $375,000 will be due and payable together with accrued interest on September 3, 2001. There is no assurance that the Company will be able to fulfill the terms of this agreement. The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The convertible note contains a provision for an automatic conversion if the closing bid of the common stock is greater than or equal to $5.50 per share for twenty consecutive trading days. The Company paid $48,148 in interest on this note for the year ended May 31, 2000. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share. This transaction resulted in additional interest expense of $9,900 for the year ended May 31, 2000.

     The holder of this note received a first priority security interest in 200,000 animation cels currently in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

     Long-term debt consisted of the following:


                                                                                May 31,      May 31,
                                                                                  2000        1999
                                                                               ---------   ----------
10% notes payable to stockholders, obligation in default at July 1997 (a) ..      $ --      $ 83,000
12% note payable, obligation in default at May 31, 1994 (b) ................                  35,000
8% notes payable to stockholders, less discount of $6,957, obligation in
 default at October 1998 (c) ...............................................                  33,043
10% note payable, obligation in default at April 1994 (d) ..................                  25,000
18% notes payable, obligation in default at December 1995 (e) ..............                  23,645
12% note payable, obligation in default at June 1994 (f)....................                  10,000
8% note payable to stockholder, less discount of $2,318, obligation in
 default at September 1998 (g)..............................................        --         7,682
                                                                                  ----      --------
Total ......................................................................        --       217,370
Less current maturities ....................................................        --       217,370
                                                                                  ----      --------
                                                                                  $ --      $     --
                                                                                  ====      ========

   (a) On August 13, 1999, the Company paid $1,500 in cash for payment in full of a $30,000 note with accrued interest of $21,645. On August 23, 1999, the Company issued 1,000 shares of common stock for payment of the principal of $50,000 and accrued interest of $36,075. In December 1999 the Company paid principal of $3,000 and accrued interest of $4,610 in cash for full payment of this debt.

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

   (f) On December 20, 1999, the promissory note of $10,000 and accrued interest of $8,554 was forgiven by the noteholder.

   (g) On December 10, 1999, the Company issued 1,000 shares of common stock for payment of the principal of $7,682 and accrued interest of $5,006.

     The above transactions, (a through g),resulted in the Company issuing 5,435 shares of the Company's common stock. The Company also issued 925 shares of the Company's common stock for payment of accounts payable. As a result of these transactions the Company recorded an extraordinary gain on extinguishment of debt of $373,974, included in the statement of operations for the year ended May 31, 2000.


6. STOCK OPTIONS AND WARRANTS

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". In September 1999, the Company issued three-year warrants to purchase 666,666 shares of Common Stock at an exercise price of $1.00 per share. In connection with the short-term debt, the Company issued a warrant for 400,000 shares of common stock and in connection with the consulting agreement, the Company issued a warrant to purchase 266,666 shares of common stock.

     The fair value of warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in the year ending May 31, 2000: dividend yield of -0-%, expected volatility of 1%, risk free interest rate of 7% and expected lives of one to three years.

     For the year ended May 31, 2000 the Company recorded interest expense of $213,000 and consulting expense of $47,000 in connection with the issuance of the warrants.

     Information regarding the Company's warrants for the years ended May 31, 2000 is as follows:




                                                                          Weighted Average
                                                             Shares        Exercise Price
                                                          ------------   -----------------
         Warrants outstanding beginning of period .....           --          $    --
         Warrants exercised ...........................           --          $    --
         Warrants granted .............................      666,666          $  1.00
         Warrants cancelled ...........................           --          $    --
                                                             -------
         Warrants outstanding, end of period ..........      666,666          $  1.00
                                                             =======
         Warrants price range end of period ...........    $    1.00
         Weighted-average fair value of warrants
          granted during the year .....................    $     .71


     The following table summarizes information about fixed-price stock options outstanding at May 31, 2000:




                                             Weighted Average          Weighted            Number
     Range of       Number Outstanding    Remaining Contractual    Average Exercise    Exercisable at    Weighted Average
 Exercise Prices      at May 31, 2000              Life                  Price          May 31, 2000      Exercise Price
-----------------  --------------------  -----------------------  ------------------  ----------------  -----------------
$  1.00            666,666                     2.5 years                $ 1.00        666,666                $ 1.00

7. STOCK BASED COMPENSATION

     On September 1, 1999, the Company issued 2,093,618 shares of common stock for consulting services rendered. The Company valued these shares at fair market value and recorded additional compensation expense of $213,653 which is included in selling general and administrative costs in the Statement of Operations for the year ended May 31, 2000.


8. INCOME TAXES

     The Company has a net operating loss ("NOL") carryforward of approximately $2,197,000 expiring in various years through 2014. The Company has not reflected any benefit of such NOL carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

     The Tax Reform Act of 1986 provided for a limitation on the life of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's common stock during the year ended May 31, 2000, a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carryforwards may be substantially limited or reduced on an annual basis.

     There is no provision for income taxes for the years ended May 31, 2000 and 1999, as the Company had net losses.

     The tax effect of the net operating loss carryforward on deferred income taxes at May 31, 2000 and 1999 was as follows:



                                              May 31,                           May 31,
                                                2000                             1999
                                   ------------------------------   -------------------------------
                                      Temporary                        Temporary
                                      Difference      Tax Effect       Difference       Tax Effect
                                   ---------------   ------------   ---------------   -------------
Net operating loss .............    $  2,197,000      $  879,000     $  1,333,000      $  533,000
Unrealized loss on
 marketable securities .........          45,000          18,000               --              --
Valuation allowance ............      (2,242,000)       (897,000)      (1,333,000)       (533,000)
                                    ------------      ----------     ------------      ----------
                                    $         --      $       --     $         --      $       --
                                    ============      ==========     ============      ==========

9. EXTRAORDINARY GAINS

     During August 1999, the Company issued common shares to extinguish various long-term debt and accrued interest. In connection with these transactions the Company recorded an extraordinary gain of approximately $246,974, net of tax $127,000 for the year ended May 31, 2000.

10. RELATED PARTY TRANSACTIONS

   (a) In September 1999, the Company issued to the secretary and director of the Company 50,000 shares pursuant to a 504 offering and 75,000 shares for services rendered.

   (b) In September 1999, the Company issued 1,158,845 shares of common stock to a consultant of the Company who subsequently became CEO/President of the Company for services rendered.

     (c) A related party purchased 1,000 cels at $30 per cel for the year ended May 31, 2000.

11. PENSION PLAN

     The Company has 401-k Retirement Plan that matches employee contributions up to 7% of payroll. The Company contributed $3,150, $-0- and $-0- to the 401-k plan for the years ended May 31, 2000, 1999 and 1998, respectively.

12. COMMITMENTS AND CONTINGENCIES


  Leases

     On September 3, 1999, the Company signed a sublease and assembly agreement with a warehouse facility. The sublease requires the Company to pay certain utility and related charges.

     Future minimum lease payments are as follows:




Years Ending
  May 31,              Amount
------------------   ---------
    2001 .........     5,000
    2002 .........        --
    2003 .........        --
    2004 .........        --
    2005 .........        --
                       -----
                      $5,000
                      ======


     Rent expense for the years ended May 31, 2000, 1999 and 1998 was $8,000, $-0-, and $-0-, respectively.

     The assembly agreement requires the Company to pay actual labor and material costs plus 15% of those costs to assemble the cels. The agreement also requires the Company to pay actual labor, material and shipping costs plus 15% of those costs to ship the cels. All costs are expensed as incurred.


  Distribution Agreement

     On September 3, 1999, the Company signed a three year distribution agreement with an option to extend it for an additional two years. The distribution agreement requires the Company to pay a fee of 50% of the distributors retail price when the distributor sells directly to the ultimate consumer and 25% when sold to wholesalers.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Not applicable.

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table and biographical outlines set forth the directors, positions and officers within the Company privately held by each executive officer of the Company and a brief account of the business experience of each such director and officer for the past five years.



Name                                 Age    Company Position
---------------------------------   -----   ------------------------------------------------
     Charles F. Trapp ...........    50     Chairman, Chief Executive Officer and President
     Louis A. Pistilli ..........    45     Director
     Giltner Stevens ............    53     Director


     Charles F. Trapp is a certified public accountant and has served as the Company's Chairman, Chief Executive Officer and President since September 1999. Prior to that time, he was President of Somerset Kensington Capital Co. Inc., a Company involved in financial restructuring and turnaround management. Mr. Trapp was Vice President of Finance for A.W. Computer Systems, Inc. from September 1996 to February 1999. A.W. filed Chapter 11 in May 1998 and converted to Chapter 7 in February 1999.

     Louis A. Pistilli is a certified public accountant and has been the Secretary and a director of the Company since September 1999. He has been the managing partner of the accounting firm of Pistilli & Romm LLC since January 1999. From January 1990 to December 1998, Mr. Pistilli served as managing partner of the accounting firm of Pistilli & Company.

     Giltner Stevens has been a director of the Company since July, 2000. He now serves as a corporate director for several companies and is Chairman of the Board of Directors of Arvest bank of Joplin, Missouri. U.S. Bike intends to nominate him and actively seek his election as a Director of U.S. Bike. From 1977 to 1999, he served as the President and Chief Executive Officer of the Brady Stevens Company, which specialized in residential re-sales, as well as commercial, industrial real estate and property management. He received a B.S. in business administration from the University of Missouri. He has served as the Chairman of the Joplin Chamber of Commerce and as President of the Joplin Business Industrial Development Authority.

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended May 31, 2000, 1999 and 1998, the annual and long-term compensation paid or accrued of the Company's named officers.


                          SUMMARY COMPENSATION TABLE



                                                                                 Long-Term
                                                                            Compensation Awards
                                                                           --------------------
                                                                                Securities
                                               Annual Compensation
                                         -------------------------------        Underlying
Name and Principal Position      Year       Salary      Bonus     Other      Options/SARS (#)      Compensation
-----------------------------   ------   -----------   -------   -------   --------------------   -------------
Charles Trapp ...............   2000     *$45,000       $ --      $ --
President, Chairman             1999        --            --        --              --                 --
of the Board, Chief             1998        --            --        --              --                 --
Executive Officer

------------
* Does not include $3,150 contributed by the Company to the 401(k) plan for Charles Trapp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group.




                                                        Amount and Nature
Name and Address of Beneficial Owner                      of Ownership       Approximate % of Class
----------------------------------------------------   ------------------   -----------------------
Charles Trapp, Chairman, Chief Executive Officer and
 President .........................................        1,158,845       15.2%
Louis Pistilli, Secretary and Director .............          125,000        1.6
Joe Cool Collectables, Inc. ........................        3,069,788       40.3
Giltner Stephens ...................................        1,000,000(1)    13.1
Herman Rush ........................................          266,667(2)     3.5
Directors and Officers as a Group ..................        2,283,845       27.5

------------
(1) Includes 250,000 shares underlying a convertible note, 350,000 shares of common stock and warrants to purchase 400,000 shares of common stock at $1.00 per share which expire in September 2002.

(2) Includes an option to purchase 266,667 shares at $1.00 per share which expires in September 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Herman Rush, who owns an option to purchase 266,667 shares of the Company's issued and outstanding common stock at $1.00 per share which expires September 2002, is the President of Royal Animated Art,Inc. The Company has entered into a Sub-Lease and Assembly Agreement, as well as a Distribution Agreement, with Royal Animated Art, Inc.

     On September 2, 1999, the Company acquired the assets, consisting of inventory of original, hand-painted production animation cels, of Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock.

     Mr. Giltner Stephens owns 350,000 shares of the Company's common stock, a warrant to purchase 400,000 shares at $1.00 per share which expires in September 2002 and a one year $775,000 convertible note due September 2, 2002 convertible into 250,000 shares at $3.10 per share.

     In September 1999, the Company issued to Mr. Louis Pistilli 125,000 shares (75,000 at $.001 per share for services rendered and 50,000 at $.10 per share).

     In September 1999, the Company issued to Charles F. Trapp 1,158,845 shares of common stock at $.001 per share in exchange for services rendered.

     Charles F. Trapp has purchased 1,000 cels from the Company at a price of $30 per cel.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:




                                                                                          Page
                                                                                      -----------
  1. Financial Documents:
  Independent Auditors' Report ....................................................    F-1 - F-2
  Balance Sheets, May 31, 2000 and 1999 ...........................................       F-3
  Statements of Operations, Years Ended May 31, 2000, 1999 and 1998 ...............       F-4
  Statements of Stockholders' Equity, Years Ended May 31, 2000, 1999 and 1998 .....       F-5
  Statements of Cash Flows, Years Ended May 31, 2000, 1999 and 1998 ...............       F-6
  Notes to Financial Statements ...................................................   F-7 - F-15


     2. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the forth quarter of the year ending May 31, 2000.

     (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB.




Exhibit No.     Description
-------------   ------------------------------------------------------------------------------------------------
 3.1            Certificate of Incorporation, together will all amendments Incorporated by reference to Exhibit
                3.1 of the Company's Report on Form 10SB dated January 3, 2000.
 3.2            By-Laws Incorporated by Reference to Exhibit 3.2 of the Company's Report on Form 10-SB
                dated January 3, 2000.
10.1            Marketing Agreement, dated as of September 14, 1999, by and between the Company and
                Giltner B. Stevens Incorporated by Reference to Exhibit 10.1 of the Company's Report on
                Form 10-SB dated January 3, 2000.
10.2            Loan Agreement, dated September 2, 1999, by and between the Company and Giltner
                Stephens* Incorporated by Reference to Exhibit 10.2 of the Company's Report on Form 10-SB
                dated January 3, 2000.
10.3            Sub-Lease and Assembly Agreement, dated as of September 3, 1999, by and between the
                Company and Royal Animated Art, Inc. Incorporated by Reference to Exhibit 10.3 of the
                Company's Report on Form 10-SB dated January 3, 2000.
10.4            Plan and Agreement of Reorganization, dated September 2, 1999, by and among the Company,
                Cool Classic Incorporated and Joe Cool Collectibles, Inc. Incorporated by Reference to Exhibit
                10.4 of the Company's Report on Form 10-SB dated January 3, 2000.
10.5            Employment Agreement, dated as of September 1, 1999 by and between the Company and
                Charles F. Trapp Incorporated by Reference to Exhibit 10.5 of the Company's Report on Form
                10-SB dated January 3, 2000.
10.6            Distribution Agreement, dated as of September 1999, by and between the Company and Royal
                Animated Art Inc. Incorporated by Reference to Exhibit 10.6 of the Company's Report on
                Form 10-SB dated January 3, 2000.
 11             A statement regarding the computation of earnings per share is omitted because such compu-
                tation can be clearly determined from the material contained in this Annual Report on Form
                10-KSB.
 27             Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                  PREMIER CLASSIC ART, INC.



Date: August 29, 2000                               By: /s/ Charles F. Trapp
                                                    ---------------------------
                                                    Charles F. Trapp, President
                                                    (Principal Financial and
                                                     Accounting Officer)

/s/ Charles F. Trapp
----------------------------------------
Charles F. Trapp, President and Director


/s/ Louis A. Pistilli
-------------------------------------
Louis A. Pistilli, Director


/s/ Giltner Stevens
-------------------------------------
Giltner Stevens, Director