Form 10QSB
period 2000-08-31
PREMIER CLASSIC ART INC
filed 2000-10-12
CIK 1095606

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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

Yes  X            No
    ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At October 3, 2000 there were 7,648,946 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of August 31, 2000
                  (unaudited) and May 31, 2000                             2

                  Statements of Operations and Comprehensive
                  Loss for the Three Months Ended August
                  31, 2000 and August 31, 1999 (unaudited)               3 - 4

                  Statements of Cash Flows for the Three
                  Months Ended August 31, 2000 and
                  August 31, 1999 (unaudited)                              5

                  Notes to Financial Statements
                  (unaudited)                                            6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            10 - 11

Part II - Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

Signatures                                                                 13

PART I.  Financial Information

  Item 1.    Financial Statements
             --------------------
         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB dated August 21, 2000.

         The results of operations for the three-month period ended August 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            PREMIER CLASSIC ART, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                       August 31,       May 31,
                                                                         2000            2000
                                                                     ------------  ---------------
                                                                      (Unaudited)
Current Assets:
     Cash                                                            $     1,713   $     28,408
     Marketable securities                                                  --            2,188
     Inventories                                                         295,283        295,297
     Prepaid expenses-current                                            166,666        166,666
                                                                     -----------   ------------
         Total Current Assets                                            463,662        492,559

     Other assets                                                        166,667        208,334
                                                                     -----------   ------------
         TOTAL ASSETS                                                $   630,329    $   700,893
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Short-term debt                                                 $   775,000    $   775,000
     Loan payable                                                         25,000           --
     Accrued expenses                                                    194,319        189,001
                                                                     -----------   ------------
         Total Current Liabilities                                       994,319        964,001
                                                                     -----------   ------------
Commitments and Contingencies
Stockholders' (Deficiency):
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding 136,000                              272            272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 7,648,946                                             7,649          7,649
     Additional paid-in capital                                        1,999,073      1,970,323
     Deficit                                                          (2,370,984)    (2,196,733)
     Cumulative other comprehensive
         (loss)                                                             --          (44,619)
                                                                     -----------   ------------
         Total Stockholders' (Deficiency)                               (363,990)      (263,108)
                                                                     -----------   ------------
         TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIENCY)                              $   630,329    $   700,893
                                                                     ===========    ===========


                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                    ----------------------------
                                                                      August 31,    August 31,
                                                                         2000         1999
                                                                    -------------  -------------
Sales                                                                $     1,107    $      --
                                                                     -----------    -----------
Cost and Expenses:
      Cost of sales                                                           14           --
      Selling, general
       and administrative                                                108,890         15,000
                                                                     -----------    -----------
                                                                         108,904         15,000
                                                                     -----------    -----------

Loss from operations                                                    (107,797)       (15,000)
Other expense
      Interest expense-net                                                19,647          4,875
      Loss on sale of marketable securities                               44,619
                                                                     -----------    -----------
Total other expense                                                       64,266          4,875
                                                                     -----------    -----------

Loss before income taxes and
      extraordinary gain                                                (172,063)       (19,875)
Income tax benefit                                                          --         (104,000)
Income (loss) before extraordinary gain                                 (172,063)        84,125
Extraordinary gain on
      extinguishment of debt (net of
       income tax of $104,000)                                              --          201,256
                                                                     -----------    -----------

Net income (loss)                                                    $  (172,063)   $   285,381
                                                                     ===========    ===========

Net income (loss) per common
      share-basic and diluted                                        $     (0.03)   $      0.41
Extraordinary gain on
      extinguishment of debt                                                --             0.96
                                                                     -----------    -----------

Net income (loss) per common
      share-basic and diluted                                        $     (0.03)   $      1.37
                                                                     ===========    ===========
Weighted average of common
      shares outstanding - basic
      and diluted                                                      7,648,946        209,500
                                                                     ===========    ===========

                       See notes to financial statements.
                                       -3-

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                          Three Months Ended
                                                                    ----------------------------
                                                                      August 31,    August 31,
                                                                         2000         1999
                                                                    -------------  -------------
Net income (loss)                                                    $  (172,063)   $   285,381

Other comprehensive loss
 net of income taxes:
     Unrealized gain (loss) on
      marketable securities                                               44,619        (44,619)
                                                                     -----------    -----------
Comprehensive income (loss)                                          $  (127,444)   $   240,762
                                                                     ===========    ===========

                       See notes to financial statements.
                                       -4-

                            PREMIER CLASSIC ART, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Three Months Ended
                                                                    ----------------------------
                                                                      August 31,    August 31,
                                                                         2000         1999
                                                                    -------------  -------------
Cash flows from operating activities:
    Net income (loss)                                                $  (172,063)   $   285,381

       Adjustments to reconcile net income to
        cash provided by operating activities:
          Extraordinary gain on extinguishment
           of debt                                                          --         (305,256)
       Loss on sale of marketable securities                              44,619           --

       Changes in operating assets and
        liabilities:
          Decrease in prepaid expenses                                    41,667           --
          Increase in accrued expenses                                     5,332          4,875
                                                                     -----------    -----------

          Net Cash Used in Operating
           Activities                                                    (80,445)       (15,000)
                                                                     -----------    -----------

Cash flows from investing activities:
    Sale of marketable securities                                         28,750           --
                                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                                      --           15,000
    Proceeds from short term borrowings                                   25,000           --
    Payments of short term borrowings                                       --
                                                                     -----------    -----------
          Net Cash Provided by Financing
           Activities                                                     25,000         15,000
                                                                     -----------    -----------

Net (decrease) in cash                                                   (26,695)          --

Cash - beginning of year                                                  28,408           --
                                                                     -----------    -----------

Cash - end of year                                                   $     1,713    $      --
                                                                     ===========    ===========



                       See notes to financial statements.
                                       -5-

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of August 31, 2000 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2000 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's operating activities have just commenced under new management.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $775,000 note payable was due September 3, 2000. On August 18, 2000 the Company signed an extension agreement whereby the Company paid the principal amount of $300,000 on September 3, 2000. The Company was required to pay an additional $100,000 on or before October 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001. The Company raised the capital needed to pay the $300,000 by issuing $325,000 of 12% convertible promissory notes which are due the earlier of January 3, 2001 or upon completion of an equity financing. The notes are convertible into 1,300,000 shares of the Company's common stock at $.25 per share. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. The payment due October 3, 2000 was not made and the Company has continued to seek additional capital. Negotiations have continued with the lender and there has been no notice of default. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 947,946 and -0- as of August 31, 2000 and 1999.

4.       ACQUISITION

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

5.       MARKETABLE SECURITIES

         On June 13, 2000 the Company exchanged 17,500 shares of marketable securities owned by the Company for 5,000 shares of other marketable securities owned by a shareholder. The Company recorded a realized loss of $44,619 for the three months ended August 31, 2000 in connection with the exchange. The Company sold the 5,000 shares received from shareholder on the exchange date and recorded a contribution of capital by the shareholder in the amount of $28,750 .

6.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999.

         On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid the required principal amount of $300,000 on September 3, 2000 and is required to pay an additional $100,000 on or before October 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001.

         The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. The Company paid $19,665 in interest on this note for the three months ended August 31, 2000. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

         The payment due October 3, 2000 was not made and the Company has continued to seek additional capital. Negotiations have continued with the lender and there has been no notice of default.

(b) On September 3, 2000 the Company issued $325,000 of 12% convertible promissory notes which are due the earlier of January 3, 2001 or upon completion of an equity financing. The notes are convertible into 1,300,000 shares of common stock at .25 per share. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 1,300,000 warrants to purchase the Company's common stock at $.25 per share exercisable immediately expiring in September 2002. If the Company sells its common stock for a price below $.25 per share, both the conversion price and warrant price are reduced to the lower price.

7.       LOAN PAYABLE

         The President of the Company has advanced the Company an aggregate of $25,000 to meet its current obligations.

8.       EXTRAORDINARY GAINS

         In August 1999, the Company issued common shares to extinguish long-term debt and accrued interest. In connection with these transactions the Company recorded extraordinary gains of approximately $201,256, net of tax of $104,000 ($.08 per share) for the three months ended August 31, 1999.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

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

    Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-KSB dated August 21, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note") to a related party (a Director of the Company). Interest is payable monthly in arrears from September 1999, commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock, at $3.10 per share. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company paid the required principal reduction of $300,000 on September 3, 2000. The Company was required to pay an additional $100,000 on or before October 3, 2000 which it has not paid. The Company raised the capital needed to pay the $300,000 by issuing $325,000 of 12% convertible Promissory Notes which are due the earlier of four months or upon completion of an equity financing. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 1,300,000 warrants to purchase the Company's common stock at $.25 per share exercisable immediately expiring in September 2002. The Note is convertible into 1,300,000 shares of the Company's common stock at $.25 per share. If the Company sells its common stock for a price below $.25 per share both the conversion price and the warrant price are reduced to the lower price. There is no assurance that the Company will be able to fulfill the terms of this agreement. The payment due October 3, 2000 was not made and the Company has continued to seek additional capital. Negotiations have continued with the lender and there has been no notice of default.

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

         Three Months Ended August 31, 2000 compared to
                  Three Months Ended August 31, 1999

         Sales

         Sales increased from $-0- for the three months ended August 31, 1999 to $1,107 for the three months ended August 31, 2000. The Company attributes the increase to its recent acquisition of the animation cels it will market.

         Cost of Sales

         Cost of sales increased from $-0- for the three months ended August 31, 1999 to $14 for the three months ended August 31, 2000. The Company attributes the increase to its recent acquisition of the animation cels it will market.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from $15,000 for the three months ended August 31, 1999 to $108,890 for the three months ended August 31, 2000. The Company attributes the increase primarily to legal and accounting fees of $20,000, salaries of $15,000, and amortization of reproduction rights of $41,667.

         Interest Expense

         Interest expense increased from $4,875 for the three months ended August 31, 1999 to $19,647 for the three months ended August 31, 2000. The Company attributes the increase to the interest on the funds the Company borrowed to make the acquisition.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings

                     The Company is not a party to any litigation or pending legal proceedings.

         Item 6.     Exhibits and Reports on Form 8-K

                  (a)      Exhibits: Exhibit 27.1 Financial Data Schedule.

                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended August 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                     PREMIER CLASSIC ART, INC.




Date: October 12, 2000               By: /s/Charles Trapp
                                         --------------------------
                                         Charles Trapp, President
                                         (Principal Financial and
                                         Accounting Officer)