Form 10-Q
period 2000-11-30
PREMIER CLASSIC ART INC
filed 2001-01-11
CIK 1095606

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

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

         At January 2, 2001 there were 7,648,946 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX


                                                                             Page No.
                                                                             --------

Part I - Financial Information                                                    1

         Item 1.  Financial Statements

                  Balance Sheets as of November 30, 2000
                  (unaudited) and May 31, 2000                                    2

                  Statements of Operations and Comprehensive
                  Loss for the Six and Three Months Ended November
                  30, 2000 and November 30, 1999 (unaudited)                    3 - 4

                  Statements of Cash Flows for the Six and Three
                  Months Ended November 30, 2000 and
                  November 30, 1999 (unaudited)                                  5

                  Notes to Financial Statements
                  (unaudited)                                                   6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                   10 - 11

Part II - Other Information

         Item 1.  Legal Proceedings                                              12

         Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                                       13

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

         The results of operations for the six-month period ended November 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            PREMIER CLASSIC ART, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                                                                       November 30,      May 31,
                                                                                                           2000           2000
                                                                                                       -----------    -----------
                                                                                                       (Unaudited)

Current Assets:
     Cash                                                                                              $        --    $    28,408
     Marketable securities                                                                                      --          2,188
     Inventories                                                                                           295,283        295,297
     Prepaid expenses-current                                                                              166,666        166,666
                                                                                                       -----------    -----------
         Total Current Assets                                                                              461,949        492,559

     Other assets                                                                                          125,000        208,334
                                                                                                       -----------    -----------

         TOTAL ASSETS                                                                                  $   586,949    $   700,893
                                                                                                       ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Short-term debt                                                                                   $   375,000    $   775,000
     Convertible notes payable                                                                             588,645             --
     Accrued expenses                                                                                      120,753        189,001
                                                                                                       -----------    -----------
         Total Current Liabilities                                                                       1,084,398        964,001
                                                                                                       -----------    -----------

Commitments and Contingencies

Stockholders' (Deficiency):
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding 136,000                                                                272            272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 7,648,946                                                                               7,649          7,649
     Additional paid-in capital                                                                          1,999,073      1,970,323
     Deficit                                                                                            (2,504,443)    (2,196,733)
     Cumulative other comprehensive
         (loss)                                                                                                 --        (44,619)
                                                                                                       -----------    -----------
         Total Stockholders' (Deficiency)                                                                 (497,449)      (263,108)
                                                                                                       -----------    -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIENCY)                                                                 $   586,949    $   700,893
                                                                                                       ===========    ===========




                       See notes to financial statements.
                                      -2-

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                Six Months Ended             Three Months Ended
                                                                           --------------------------    --------------------------
                                                                           November 30,   November 30    November 30,   November 30,
                                                                              2000           1999           2000           1999
                                                                           -----------    -----------    -----------    -----------

Sales                                                                      $     1,107    $      --      $      --      $      --
                                                                           -----------    -----------    -----------    -----------

Cost and Expenses:
      Cost of sales                                                                 14           --             --             --
      Selling, general
       and administrative                                                      214,991        516,577        106,101        501,577
                                                                           -----------    -----------    -----------    -----------
                                                                               215,005        516,577        106,101        501,577
                                                                           -----------    -----------    -----------    -----------

Loss from operations                                                          (213,898)      (516,577)      (106,101)      (501,577)

Other expense

      Interest expense-net                                                      47,005         33,121         27,358         28,246
      Loss on sale of marketable securities                                     44,619           --             --             --
                                                                           -----------    -----------    -----------    -----------
Total other expense                                                             91,624         33,121         27,358         28,246
                                                                           -----------    -----------    -----------    -----------

Loss before income taxes and
      extraordinary gain                                                      (305,522)      (549,698)      (133,459)      (529,823)

Income tax benefit                                                                --          104,000           --             --
                                                                           -----------    -----------    -----------    -----------

Loss before extraordinary gain                                                (305,522)      (445,698)      (133,459)      (529,823)

Extraordinary gain on
      extinguishment of debt (net of
       income tax of $104,000)                                                    --          201,256           --             --
                                                                           -----------    -----------    -----------    -----------

Net loss                                                                   $  (305,522)   $  (244,442)   $  (133,459)   $  (529,823)
                                                                           ===========    ===========    ===========    ===========

Net loss per common
      share-basic and diluted                                              $     (0.04)   $     (0.13)   $     (0.02)   $     (0.08)

Extraordinary gain on
      extinguishment of debt                                                      --             0.06           --             --
                                                                           -----------    -----------    -----------    -----------

Net loss per common
      share-basic and diluted                                              $     (0.04)   $     (0.07)   $     (0.02)   $     (0.08)
                                                                           ===========    ===========    ===========    ===========

Weighted average of common
      shares outstanding-basic
      and diluted                                                            7,648,946      3,455,387      7,648,946      6,736,943
                                                                           ===========    ===========    ===========    ===========



                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                Six Months Ended             Three Months Ended
                                                                           --------------------------    --------------------------
                                                                           November 30,   November 30    November 30,   November 30,
                                                                              2000           1999           2000           1999
                                                                           -----------    -----------    -----------    -----------


Net income (loss)                                                          $  (305,522)   $  (244,442)   $  (133,459)   $  (529,823)

Other comprehensive loss net of income taxes:
      Unrealized gain on
       marketable securities                                                    44,619             -              -              -
                                                                           -----------    -----------    -----------    -----------
Comprehensive income (loss)                                                $  (260,903)   $  (244,442)   $  (133,459)   $  (529,823)
                                                                           ===========    ===========    ===========    ===========





                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                   --------------------------
                                                                                                   November 30,   November 30,
                                                                                                      2000           1999
                                                                                                   -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                                             $  (305,522)   $  (244,442)

        Adjustments to reconcile net income to cash provided by operating activities:
           Depreciation                                                                                   --            3,387
           Extraordinary gain on extinguishment of debt                                                   --         (305,256)
           Non-cash compensation                                                                          --          210,762
           Loss on sale of marketable securities                                                        44,619           --

        Changes in operating assets and liabilities:
           Increase in security deposits                                                                  --           (5,000)
           (Increase) decrease in prepaid expenses                                                      83,334       (459,920)
           Increase in accrued expenses                                                                (68,234)        52,934
                                                                                                   -----------    -----------

        Net Cash Used in Operating Activities                                                         (245,803)      (747,535)
                                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of marketable securities                                                                    --          (46,807)
     Sale of marketable securities                                                                      28,750           --
                                                                                                   -----------    -----------

        Net Cash Used in (Provided by) Investing Activities                                             28,750        (46,807)
                                                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                                                   --          238,600
     Proceeds from short term borrowings                                                               588,645        775,000
     Payments of short term borrowings                                                                (400,000)        (1,500)
                                                                                                   -----------    -----------

        Net Cash Provided by Financing Activities                                                      188,645      1,012,100
                                                                                                   -----------    -----------

Net (decrease) in cash                                                                                 (28,408)       217,758

Cash - beginning of year                                                                                28,408           --
                                                                                                   -----------    -----------

Cash - end of year                                                                                 $      --      $   217,758
                                                                                                   ===========    ===========

Supplemental disclosure of non-cash activities:

     Capital contribution to forgive debt                                                                         $    38,319
                                                                                                                  ===========
     Unrealized loss on marketable securities                                                                     $      (869)
                                                                                                                  ===========
     Common stock issued for inventory                                                                            $   306,879
                                                                                                                  ===========


                       See notes to financial statements.
                                       -5-

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of November 30, 2000 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2000 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's operating activities have just commenced under new management.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $775,000 note payable was due September 3, 2000. On August 18, 2000 the Company signed an extension agreement whereas the Company paid the principal amount of $300,000 on September 3, 2000 and $100,000 on November 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001. The Company raised the capital needed to pay the $400,000 by issuing $575,000 of 12% convertible promissory notes which are due the earlier of January 3, 2001 or upon completion of an equity financing. The notes are convertible into 4,600,000 shares of the Company's common stock at $.125 per share. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 5,547,946 and -0- as of November 30, 2000 and 1999.

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

5.       MARKETABLE SECURITIES

         On June 13, 2000 the Company exchanged 17,500 shares of marketable securities owned by the Company for 5,000 shares of other marketable securities owned by a shareholder. The Company recorded a realized loss of $44,619 for the six months ended November 30, 2000 in connection with the exchange. The Company sold the 5,000 shares received from shareholder on the exchange date and recorded a contribution of capital by the shareholder in the amount of $28,750 .

6.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999.

         On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid the required principal amount of $300,000 on September 3, 2000 and paid an additional $100,000 on November 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001.

         The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. The Company paid $37,975 in interest on this note for the six months ended November 30, 2000. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(b) During the quarter ended November 30, 2000 the Company issued $575,000 of 12% convertible promissory notes which are due the earlier of January 3, 2001 or upon completion of an equity financing. The notes are convertible into 4,600,000 shares of common stock at $.125 per share. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 4,600,000 warrants to purchase the Company's common stock at $.125 per share, exercisable immediately, expiring in September 2002.

7.       EXTRAORDINARY GAINS

         In August 1999, the Company issued common shares to extinguish long-term debt and accrued interest. In connection with these transactions the Company recorded extraordinary gains of approximately $201,256, net of tax of $104,000 ($.08 per share) for the six months ended November 30, 1999.

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

      On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note") to a related party (a Director of the Company). Interest is payable monthly in arrears from September 1999, commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock, at $3.10 per share. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company paid the required principal reduction of $300,000 on September 3, 2000, and $100,000 on November 3, 2000. The Company raised the capital needed to pay the $400,000 by issuing $575,000 of 12% convertible Promissory Notes which are due the earlier of four months or upon completion of an equity financing. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 4,600,000 warrants to purchase the Company's common stock at $.125 per share, exercisable immediately, expiring in September 2002.

The Note is convertible into 4,600,000 shares of the Company's common stock at $.125 per share. If the Company sells its common stock for a price below $.125 per share both the conversion price and the warrant price are reduced to the lower price. There is no assurance that the Company will be able to fulfill the terms of this agreement.

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

         Six Months Ended November 30, 2000 compared to
                  Six Months Ended November 30, 1999

         Sales

         Sales increased from $-0- for the six months ended November 30, 1999 to $1,107 for the six months ended November 30, 2000. The Company attributes the increase to its recent acquisition of the animation cels it will market.

         Cost of Sales

         Cost of sales increased from $-0- for the six months ended November 30, 1999 to $14 for the six months ended November 30, 2000. The Company attributes the increase to its recent acquisition of the animation cels it will market.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $516,577 for the six months ended November 30, 1999 to $214,991 for the six months ended November 30, 2000. The Company attributes the decrease primarily to acquisition costs of $167,000 and compensation expense of $211,000 for the six months ended November 30, 1999.

         Interest Expense

         Interest expense increased from $33,121 for the six months ended November 30, 1999 to $47,005 for the six months ended November 30, 2000. The Company attributes the increase to the interest on the funds the Company borrowed to make the acquisition.

         Three Months Ended November 30, 2000 compared to
                  Three Months Ended November 30, 1999

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $501,577 for the three months ended November 30, 1999 to $106,101 for the three months ended November 30, 2000. The Company attributes the decrease primarily to acquisition costs of $167,000 and compensation expense of $211,000 for the three months ended November 30, 1999.

         Interest Expense

         Interest expense decreased from $28,246 for the three months ended November 30, 1999 to $27,358 for the three months ended November 30, 2000. The Company attributes the decrease to the interest on the funds the Company borrowed to make the acquisition.

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

               The Company is not a party to any litigation or pending legal proceedings.

     Item 6.     Exhibits and Reports on Form 8-K

               (a)          Exhibits:  Exhibit 27.1 Financial Data Schedule.

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended November 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                PREMIER CLASSIC ART, INC.



Date: January 11, 2001                          By: /s/ Charles Trapp
                                                   ----------------------------
                                                   Charles Trapp, President
                                                   (Principal Financial and
                                                   Accounting Officer)