Form 10QSB
period 2001-02-28
PREMIER CLASSIC ART INC
filed 2001-04-09
CIK 1095606

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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

         At March 26, 2001 there were 7,648,946 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------


Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of February 28, 2001
                  (unaudited) and May 31, 2000                             2

                  Statements of Operations and Comprehensive
                  Loss for the Nine and Three Months Ended February
                  28, 2001 and February 29, 2000 (unaudited)             3 - 4

                  Statements of Cash Flows for the Nine and Three
                  Months Ended February 28, 2001 and
                  February  29, 2000 (unaudited)                           5

                  Notes to Financial Statements
                  (unaudited)                                            6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            10 - 11

Part II - Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

Signatures                                                                 13

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

         The results of operations for the nine-month period ended February 28, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                          PREMIER CLASSIC ART, INC.
                               BALANCE SHEETS


                                                                                     February 28,        May 31,
                                                                                        2001              2000
                                 ASSETS                                             ------------      -----------
                                                                                      (Unaudited)
Current Assets:
     Cash                                                                           $         -       $    28,408
     Marketable securities                                                                    -             2,188
     Inventories                                                                        295,263           295,297
     Prepaid expenses-current                                                           166,666           166,666
                                                                                    -----------       -----------
         Total Current Assets                                                           461,929           492,559

     Other assets                                                                        83,334           208,334
                                                                                    -----------       -----------

         TOTAL ASSETS                                                               $   545,263       $   700,893
                                                                                    ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                                                                $   375,000       $   775,000
     Convertible notes payable                                                          625,000                 -
     Accrued expenses                                                                   222,762           189,001
                                                                                    -----------           -------
         Total Current Liabilities                                                    1,222,762           964,001
                                                                                    -----------           -------

Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding 136,000 shares                                      272               272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 7,648,946 shares                                                     7,649             7,649
     Additional paid-in capital                                                       1,999,073         1,970,323
     Deficit                                                                         (2,684,493)       (2,196,733)
     Cumulative other comprehensive
         (loss)                                                                               -           (44,619)
                                                                                    -----------       -----------
         Total Stockholders' Deficiency                                                (677,499)         (263,108)
                                                                                    -----------       -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY                                               $   545,263         $ 700,893
                                                                                    ===========         =========


                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                  Nine Months Ended                        Three Months Ended
                                                     ------------------------------------------       ------------------------------
                                                     February 28,                  February 29,       February 28,     February 29,
                                                        2001                          2000               2001             2000
                                                     --------------                ------------       -------------    ------------
Sales                                                $    1,468                    $   35,200         $      361       $   35,200
                                                     ----------                    ----------         ----------       ----------

Cost and Expenses:
   Cost of sales                                             34                         5,098                 20            5,098
   Selling, general
    and administrative                                  369,200                       748,085            154,209          231,508
                                                     ----------                    ----------         ----------       ----------
                                                        369,234                       753,183            154,229          236,606
                                                     ----------                    ----------         ----------       ----------

Loss from operations                                   (367,766)                     (717,983)          (153,868)        (201,406)

Other expense
   Interest expense-net                                  73,187                        48,381             26,182           15,260
   Loss on sale of marketable securities                 44,619                             -                  -                -
                                                     ----------                    ----------         ----------       ----------
Total other expense                                     117,806                        48,381             26,182           15,260
                                                     ----------                    ----------         ----------       ----------

Loss before income taxes and
   extraordinary gain                                  (485,572)                     (766,364)          (180,050)        (216,666)

Income tax benefit                                         -                                -               -                -
                                                     ----------                    ----------         ----------       ----------

Loss before extraordinary gain                         (485,572)                     (766,364)          (180,050)        (216,666)

Extraordinary gain on
   extinguishment of debt (net of
    income tax of $104,000)                                -                          373,974               -              68,718
                                                     ----------                    ----------         ----------       ----------

Net loss                                             $ (485,572)                   $ (392,390)        $ (180,050)      $ (147,948)
                                                     ==========                    ==========         ==========       ==========

Net loss per common
   share-basic and diluted                           $    (0.07)                   $    (0.16)        $    (0.03)      $    (0.03)

Extraordinary gain on
   extinguishment of debt                                   -                            0.08                -               0.01
                                                     ----------                    ----------         ----------       ----------

Net loss per common
   share-basic and diluted                           $    (0.07)                   $    (0.08)        $    (0.03)      $    (0.02)
                                                     ==========                    ==========         ==========       ==========

Weighted average of common
   shares outstanding - basic
   and diluted                                        7,648,946                     4,836,186          7,648,946        7,648,946
                                                     ==========                    ==========          =========       ==========

                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                  Nine Months Ended                        Three Months Ended
                                                     ------------------------------------------       ------------------------------
                                                       February 28,                February 29,       February 28,     February 29,
                                                           2001                       2000               2001             2000
                                                     --------------                ------------       -------------    ------------

Net income (loss)                                     $ (485,572)                  $ (392,390)        $ (180,050)      $ (147,948)

Other comprehensive loss net of income taxes:
      Increase (decrease) in
       marketable securities                              44,619                      (38,050)                 -          (37,181)
                                                      ----------                   ----------         ----------       ----------
Comprehensive income (loss)                           $ (440,953)                  $ (430,440)        $ (180,050)      $ (185,129)
                                                      ==========                   ==========         ==========       ==========











                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                             ---------------------------------------------------
                                                                                  February 28,               February 29,
                                                                                      2001                       2000
                                                                             ------------------------   ------------------------
Cash flows from operating activities:
 Net income (loss)                                                                $ (485,572)               $  (392,390)

   Adjustments to reconcile net income to
   cash provided by operating activities:
     Common stock issued for services                                                      -                      8,494
     Depreciation and amortization                                                         -                      3,387
     Extraordinary gain on extinguishment of debt                                          -                   (373,974)
     Non-cash compensation                                                                 -                    207,268
     Loss on sale of marketable securities                                            44,619                       -

   Changes in operating assets and liabilities:
     (Increase) in marketable securities                                                   -                    (46,807)
     Increase in security deposits                                                         -                     (5,000)
     (Increase) decrease in prepaid expenses                                         125,000                    (20,115)
     Increase in accounts payable                                                          -                   (416,666)
     (Increase) in inventories                                                             -                    (58,565)
     Increase in accrued expenses                                                     33,795                     89,114
                                                                                  ----------                -----------

   Net Cash Used in Operating Activities                                            (282,158)                (1,005,254)
                                                                                  ----------                -----------

Cash flows from investing activities:
 Sale of marketable securities                                                        28,750                       -
                                                                                  ----------                -----------

Cash flows from financing activities:
 Proceeds from sale of common stock                                                        -                    238,600
 Proceeds from short term borrowings                                                 625,000                    775,000
 Payments of short term borrowings                                                  (400,000)                    (4,500)
                                                                                  ----------                -----------

   Net Cash Provided by Financing Activities                                         225,000                  1,009,100
                                                                                  ----------                -----------

Net (decrease) increase in cash                                                      (28,408)                     3,846

Cash - beginning of year                                                              28,408                       -
                                                                                  ----------                -----------

Cash - end of year                                                                $        -                $     3,846
                                                                                  ==========                ===========

Supplemental disclosure of non-cash activities:

  Capital contribution to forgive debt                                                                      $    38,319
                                                                                                            ===========
  Common stock issued for inventory                                                                         $   306,879
                                                                                                            ===========

Cash paid during the year for:

  Interest                                                                        $   73,210                $    48,381
                                                                                  ==========                ===========

                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of February 28, 2001 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2000 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $775,000 note payable was due September 3, 2000. On August 18, 2000 the Company signed an extension agreement whereas the Company paid the principal amount of $300,000 on September 3, 2000 and $100,000 on November 3, 2000. The balance of the note, $375,000, will be due and payable together with accrued interest on September 3, 2001. The Company raised the capital needed to pay the $400,000 by issuing $625,000 of 12% convertible promissory notes which are due the earlier of January 3, 2001 which was extended until July 3, 2001 or upon completion of an equity financing. The notes are convertible into 5,000,000 shares of the Company's common stock at $.125 per share. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         On March 8, 2001, the Company signed an agreement for sale of 80,000 pieces of cel art for 40,000 shares of the buyer's Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two years convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale. As a condition of the sale, the buyer shall have until October 12, 2001 to become a publicly traded stock on an organized exchange. If the buyer fails to gain such status, a penalty of 1% will be awarded to the holder for each month until listing, not to exceed 90 additional days.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 5,947,946 and 947,946 as of February 28, 2001 and February 29, 2000.


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

5.       MARKETABLE SECURITIES

         On June 13, 2000 the Company exchanged 17,500 shares of marketable securities owned by the Company for 5,000 shares of other marketable securities owned by a shareholder. The Company recorded a realized loss of $44,619 for the nine months ended February 28, 2001 in connection with the exchange. The Company sold the 5,000 shares received from shareholder on the exchange date and recorded a contribution of capital by the shareholder in the amount of $28,750 .

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

         The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. The Company paid $46,725 in interest on this note for the nine months ended February 28, 2001. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(b) During the nine-months ended February 28, 2001 the Company issued $625,000 of 12% convertible promissory notes which are due the earlier of July 3, 2001 or upon completion of an equity financing. The notes are convertible into 5,000,000 shares of common stock at $.125 per share. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 5,000,000 warrants to purchase the Company's common stock at $.125 per share, exercisable immediately, expiring in September 2002.

7.       EXTRAORDINARY GAINS

         In August 1999, the Company issued common shares to extinguish long-term debt and accrued interest. In connection with these transactions the Company recorded extraordinary gains of approximately $373,974, net of tax of $104,000 ($.08 per share) for the nine-months ended February 29, 2000.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note") to a related party (a Director of the Company). Interest is payable monthly in arrears from September 1999, commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock, at $3.10 per share. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company paid the required principal reduction of $300,000 on September 3, 2000, and $100,000 on November 3, 2000. The Company raised the capital needed to pay the $400,000 by issuing $625,000 of 12% convertible Promissory Notes which are due the earlier of July 3, 2001 or upon completion of an equity financing. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. The Company also issued 5,000,000 warrants to purchase the Company's common stock at $.125 per share, exercisable immediately, expiring in September 2002.

The Note is convertible into 5,000,000 shares of the Company's common stock at $.125 per share. If the Company sells its common stock for a price below $.125 per share both the conversion price and the warrant price are reduced to the lower price. There is no assurance that the Company will be able to fulfill the terms of this agreement.

         On March 8, 2001, the Company signed an agreement for sale of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale. As a condition of the sale, the buyer shall have until October 12, 2001 to become a publicly traded stock on an organized exchange. If the buyer fails to gain such status, a penalty of 1% will be awarded to the holder for each month until listing, not to exceed 90 additional days.

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

         Nine Months Ended February 28, 2001 compared to
                   Nine Months Ended February 29, 2000

         Sales
         Sales decreased from $35,200 for the nine months ended February 29, 2000 to $1,468 for the nine months ended February 28, 2001. The Company attributes the decrease to the inability to market the cels.

         Cost of Sales
         Cost of sales decreased from $5,098 for the nine months ended February 29, 2000 to $34 for the nine months ended February 28, 2001. The Company attributes the decrease to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses decreased from $748,085 for the nine months ended February 29, 2000 to $369,200 for the nine months ended February 28, 2001. The Company attributes the decrease primarily to acquisition costs of $167,000 and compensation expense of $211,000 for the nine months ended February 29, 2000.

         Interest Expense
         Interest expense increased from $48,381 for the nine months ended February 29, 2000 to $73,187 for the nine months ended February 28, 2001. The Company attributes the increase to the interest on the funds the Company borrowed to make the acquisition as well as the interest associated with the 12% convertible note payable.

         Three Months Ended February 28, 2001 compared to
                  Three Months Ended February 29, 2000

         Sales
         Sales decreased from $35,200 for the three months ended February 29, 2000 to $361 for the three months ended February 28, 2001. The Company attributes the decrease to the inability to market the cels.

         Cost of Sales
         Cost of sales decreased from $5,098 for the three months ended February 29, 2000 to $20 for the three months ended February 28, 2001. The Company attributes the decrease to the reasons described above.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses decreased from $231,508 for the three months ended February 29, 2000 to $154,209 for the three months ended February 28, 2001. The Company attributes the decrease primarily to the gain on the extinguishments of debt for the three months ended February 29, 2000.

         Interest Expense
         Interest expense increased from $15,260 for the three months ended February 29, 2000 to $26,182 for the three months ended February 28, 2001. The Company attributes the increase to the interest associated with the 12% convertible note payable.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings
                     -----------------

                     The Company is not a party to any litigation or pending legal proceedings.

         Item 6.     Exhibits and Reports on Form 8-K

                 (a)          Exhibits:  Exhibit 27.1 Financial Data Schedule.

                 (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended February 28, 2001.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                       PREMIER CLASSIC ART, INC.



Date: April 9, 2001                                 By: /s/Charles Trapp
                                                        ------------------------
                                                        Charles Trapp, President
                                                        (Principal Financial and
                                                        Accounting Officer)