Form 10KSB
period 2001-05-31
PREMIER CLASSIC ART INC
filed 2001-09-14
CIK 1095606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 001-15591

                            PREMIER CLASSIC ART INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              22-3680581
----------------------------                              ----------------------
(State or Other Jurisdiction                                 (I.R.S.Employer
      Incorporation                                       or Identification No.)
    of Organization)

                1158 STAFFLER ROAD, BRIDGEWATER, NEW JERSEY 08807
                                 (908) 526-7388
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Aggregate market value of voting stock held by non-affiliates as of August 21, 2001 was approximately $3,200,110 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

         Number of shares of Common Stock outstanding as of August 30, 2001:
8,648,946.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            PREMIER CLASSIC ART INC.

                                      INDEX

Part I
                                                                            Page
                                                                            ----
         Item 1.  Business                                                     1

         Item 2.  Properties                                                   4

         Item 3.  Legal Proceedings                                            4

         Item 4.  Submission of Matters to Vote of
                  Security Holders                                             5

Part II

         Item 5.  Market for Registrant's Common Equity
                  and Related Stockholders Matters                             5

         Item 6.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                7

         Item 7.  Financial Statements                                         8

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                         9


Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16(a)
                  of the Exchange Act                                          9

         Item 10. Executive Compensation                                      10

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                       10

         Item 12. Certain Relationships and
                  Related Transactions                                        11
 Part IV

         Item 13. Exhibits and Reports on Form 8-K                            11

         Signatures                                                           13


         * Page F-1 follows page 8.

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

         Pursuant to a Sub-Lease and Assembly Agreement, dated as of September 1999, by and between the Company and Royal Animated Art, Inc., a California corporation ("Royal"), the Company stores its collection of cels in a warehouse leased by Royal from a third party. In addition, Royal has agreed to provide services such as cleaning, sorting, cataloguing, matching with backgrounds, matting and framing (as requested by the Company) as well as generally preparing the cels for market. The Company is to pay Royal $1,000 per month for the warehouse space as well as out of pocket costs for labor and materials plus 15% of such costs of an estimate of Royal's overhead allocable to the Company's products for the services rendered to the Company.

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

         On March 8, 2001, the Company signed an agreement for sale of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale. The Company retained a Certified Financial Analyst to render an opinion on the value of its ownership of 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000), which is included in other assets on the Company's balance sheet.

         The Company is currently seeking an acquisition or merger with an operating company.

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

Sales and Marketing

         Commencing January 11, 2000, the Company opened a website at www.premierclassicart.com through which it offers for sale a selection of its animated cels. The Company receives orders from its website, all of which are paid by credit card. Each order is filled by am employee of the Company and shipped by regular mail or overnight courier. The Company has chosen IMC On-line as its internet service provider. It subscribes to this service on a quarterly basis at a rate of $315 per quarter. The Company is also attempting to market its cels through art galleries, department stores, other retail outlets and catalogues. The Company has no existing agreement with any such gallery or store.

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

         However, the Company is currently in default on a note for $375,000 due September 3, 2001 and is in arrears four months interest totaling approximately $13,000. The note is collateralized by 200,000 pieces of the Company's cel art inventory. The note holder is a director of the Company and the Company has on going negotiations to extend the due date and resolve the past due interest. There is no assurance that the Company will be able to secure an extension and cure the default. It is possible that the lender will foreclose on its collateral and bring an action on the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the forth quarter of the year ending May 31, 2001.

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

                                                High           Low
               Year Ended May 31, 2000
                           1st Quarter              0              0
                           2nd Quarter              0              0
                           3rd Quarter              6 1/2          0
                           4th Quarter              5            0.5

               Year Ended May 31, 2001
                           1st Quarter           2.00           0.45
                           2nd Quarter         0.3125          0.125
                           3rd Quarter           1.22         0.1875
                           4th Quarter           0.25         0.0625

         The Company has 8,648,946 shares of common stock outstanding, but, of these shares, only 2,369,514 shares are freely tradable. All of the remaining shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Securities Act of 1933 (the "Act") unless registered under the Act.

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

         In September 1999, the Company issued to Mr. Louis Pistilli 125,000 shares in the aggregate (75,000 at $.001 per share for services rendered and 50,000 at $.10 per share pursuant to a 504 offering.

         In September 1999, the Company issued 3,069,788 shares of common stock to Joe Cool Collectibles, Inc. in exchange for all the outstanding stock of Cool Classics, Inc.

         In September 1999, the Company sold 2,250,000 shares of common stock at $0.10 per share in connection with the Company's 504 financing.

         In March 2001, the Company issued 1,000,000 shares of common stock at $0.20 per share in exchange for consulting services rendered.

(b)      Holders

         As of August 30, 2001, the number of holders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 368.

(c)      Dividend Policy

         The Company is prohibited from paying cash dividends on the common stock until the preferred stock is converted into common stock or all preferred dividends in arrears are brought current.

         However, even assuming its obligation on its preferred stock are satisfied, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future and it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note"). Interest is payable monthly in arrears from September 1999, commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock, at $3.10 per share. The Note automatically converts if the closing bid of the common stock is greater than or equal to $5.50 per share for twenty consecutive trading days. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to pay a reduction in principal of the Note by $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments.

         During the year ended May 31, 2001, the Company issued $658,700 of 12% convertible notes. The note is convertible into common stock at $0.125 per share. Interest on the note was paid with additional notes. Proceeds from this financing was used to reduce the $775,000 note due September 3, 2000 by $400,000 and the balance for accounts payable and operating expenses. The Company is currently in default on the balance of the note of $375,000 which matured September 3, 2001.

Plan of Operation

         The Company plans to continue marketing and selling its collection of cels over the internet and through art galleries department stores, other retail outlets and catalogues. The Company currently has no agreement with any such entity. The Company anticipates that it will take more than five years for it to liquidate the collection so as to maximize its value and to take advantage of opportunities to sell pieces when possible. The Company has received only limited revenues from sales of its cels to date. Royal, in accordance with its agreement with the Company provides the necessary artistic staff to process and prepare its cels for presentation to the public. The Company has 2,000 cels ready for presentation and distribution.

Year Ended May 31, 2001 compared to May 31, 2000

Sales

Sales decreased from $135,200 for the year ended May 31, 2000 to $100,598 for the year ended May 31, 2001. The Company attributes the decrease to the Company's inability to market its inventory to the general public.

Cost of Sales

Cost of sales increased from $20,259 for the year ended May 31, 2000 to $57,887 for the year ended May 31, 2001. The Company attributes the increase to the reasons described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $1,079,854 for the year ended May 31, 2000 to $699,128 for the year ended May 31, 2001. The Company attributes the decrease primarily to acquisition fees, legal and accounting fees in connection with the filings by the Company with the Securities and Exchange Commission in 2000.

Interest Expense

Interest expense increased from $272,798 for the year ended May 31, 2000 to $536,278 for the year ended May 31, 2001. The increase is primarily attributed to non-cash interest in connection with the issuance of warrants relating to the convertible notes.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities increased from $-0- for the year ended May 31, 2000 to $44,619 for the year ended May 31, 2001. The Company attributes the increase to the exchange of its shares of marketable securities for shares of another marketable security owned by a shareholder.


ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Premier Classic Art, Inc.


We have audited the accompanying consolidated balance sheets of Premier Classic Art, Inc.(the "Company") as of May 31, 2001, and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Premier Classic Art, Inc. and its subsidiary at May 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 1 of Notes to consolidated Financial Statements, the Company needs to obtain additional financing and sell its inventory to liquidate its debts and support the Company's overhead. The Company is currently in default of the $375,000 note payable which was due September 3, 2001. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey


September 7, 2001

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                                                     May 31, 2001                   May 31, 2000
                                                                    -------------                   ------------
Current Assets:

     Cash                                                            $     7,150                    $    28,408
     Marketable securities                                                    --                          2,188
     Inventories                                                         258,865                        295,297
     Prepaid expenses - current                                          166,667                        166,666
                                                                     -----------                    -----------
         Total Current Assets                                            432,682                        492,559

Marketable securities                                                     98,906                             --
Other assets                                                              41,666                        208,334
                                                                     -----------                    -----------
         TOTAL ASSETS                                                $   573,254                    $   700,893
                                                                     ===========                    ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:

     Short-term debt                                                 $   375,000                    $   775,000
     Convertible notes payable                                           658,700                             --
     Accrued expenses                                                    306,307                        189,001
                                                                     -----------                    -----------
         Total Current Liabilities                                     1,340,007                        964,001
                                                                     -----------                    -----------

Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding
         136,000 and 136,000 shares                                          272                            272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares; outstanding
         8,648,946 and 7,648,946 shares                                    8,649                          7,649
     Additional paid-in capital                                        2,658,373                      1,970,323
     Deficit                                                          (3,434,047)                    (2,196,733)
     Cumulative other comprehensive(loss)                                     --                        (44,619)
                                                                     -----------                    -----------
         Total Stockholders' Deficiency                                 (766,753)                      (263,108)
                                                                     -----------                    -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIENCY                                 $   573,254                    $   700,893
                                                                     ===========                    ===========



                       See notes to financial statements

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                            May 31,
                                          ---------------------------------------------
                                              2001             2000             1999
                                          -----------      -----------      -----------
Sales                                     $   100,598      $   135,200      $        --
                                          -----------      -----------      -----------

Cost and Expenses:
      Cost of sales                            57,887           20,259               --
      Selling, general
       and administrative                     699,128        1,079,854               --
                                          -----------      -----------      -----------
                                              757,015        1,100,113               --
                                          -----------      -----------      -----------

Loss from operations                         (656,417)        (964,913)              --

Interest expense - net                        536,278          272,798           23,400
Loss on sale of marketable securities          44,619
                                          -----------      -----------      -----------
      Total other expenses                    580,897          272,798           23,400
                                          -----------      -----------      -----------

Loss before income tax provision
       and extraordinary gain              (1,237,314)      (1,237,711)         (23,400)

Income tax benefit                                 --         (127,000)              --
                                          -----------      -----------      -----------

Loss before extraordinary gain             (1,237,314)      (1,110,711)         (23,400)

Extraordinary gain on
      extinguishment of debt (net
      of income tax of $127,000)                   --          246,974               --
                                          -----------      -----------      -----------

Net (loss)                                $(1,237,314)     $  (863,737)     $   (23,400)
                                          ===========      ===========      ===========

Net (loss) per common
      share-basic and diluted             $     (0.16)     $     (0.20)     $     (0.31)

Extraordinary gain on
      extinguishment of debt                       --             0.04               --
                                          -----------      -----------      -----------

Net (loss) per common
      share-basic and diluted             $     (0.16)     $     (0.16)     $     (0.31)
                                          ===========      ===========      ===========

Weighted average of common
      shares outstanding - basic
      and diluted                           7,816,069        5,549,875           75,410
                                          ===========      ===========      ===========


                       See notes to financial statements

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                                                 Series A
                                                                                            Net unrealized   Preferred Stock
                                                                                              (loss) on     ------------------
                                                              Comprehensive                   marketable       Shares        Par
                                                    Total         (loss)        Deficit       Securities    Outstanding     Value
                                                 -----------   -------------   ---------    --------------  -----------     ------
Balance June 1, 1997                             $ (456,871)                  $ (1,286,196)     $     --       256,800      $  514
     Retroactive effect of 1-for-50
      reverse stock split effective
      September 1, 1999
     Net (loss)                                     (23,400)                       (23,400)

                                                 -----------   -------------  -------------     --------       -------      ------
Balance, May 31, 1998                              (480,271)                    (1,309,596)                    256,800         514
     Capitalized debt                                88,630                             --                          --
     Net (loss)                                     (23,400)                       (23,400)                         --

                                                 -----------   -------------  -------------     --------      --------      ------
Balance, May 31, 1999                              (415,041)                    (1,332,996)                    256,800         514
     Sale of common stock (at $.12
      per share)                                     15,000
     Issuance of stock to repay
      accounts payable (valued at
      $.10  per share)                                   93
     Issuance of stock to repay debt
      and accrued interest (valued at
      $.10 per share)                                   236
     Conversion of preferred stock
      to common stock                                    --                                                    (40,000)        (80)
     Capitalized debt                                38,319
     Issuance of common stock for
      services (valued at $.10 per share)           209,362
     Issuance of common stock in
      connection with acquisition
      (valued at $.10 per share)                    306,879
     Issuance of stock warrants for
      services and in connection with
      financing                                     260,000
     Issuance of common stock for
      services (valued at $.10 per share)             1,400
     Sale of common stock (at $.10 per
      share)                                        223,600
     Conversion of preferred stock
      to common stock                                                                                          (64,000)       (128)
     Issuance of common stock to repay
      debt and accrued interest (valued
      at $.10 per share)                                400
     Conversion of preferred stock to
      common stock                                        -                                                    (16,800)        (34)
     Issuance of common stock for
      services (valued at $5.00 per share)            5,000
     Net unrealized loss on marketable
      securities                                    (44,619)   $    (44,619)                     (44,619)
     Net (loss)                                    (863,737)       (863,737)      (863,737)
                                                               -------------
     Comprehensive loss                                        $   (908,356)
                                                 -----------   =============  -------------     --------      --------      ------
Balance, May 31, 2000                              (263,108)                    (2,196,733)      (44,619)      136,000         272
     Contribution of capital                         28,750
     Issuance of common stock for services
       (valued at $.20 per share)                   200,000
     Issuance of stock warrants in
         connection with convertible notes          326,300
     Issuance of stock warrants for
         services in connection with financing      134,000
     Realized loss                                   44,619    $     44,619                       44,619
     Net (loss)                                  (1,237,314)     (1,237,314)    (1,237,314)            -             -           -
                                                               -------------
     Comprehensive loss                                        $ (1,192,695)
                                                 -----------   =============  -------------     --------      --------      ------
Balance, May 31, 2001                            $ (766,753)                  $ (3,434,047)     $     --       136,000      $  272
                                                 ===========                  =============     ========      ========      ======




                                                             Common Stock
                                                        ------------------------
                                                                                    Additional
                                                           Shares         Par         Paid-In
                                                        Outstanding      Value         Capital
                                                       -------------   ----------   -------------
Balance June 1, 1997                                      3,770,521    $   3,770    $    825,041
     Retroactive effect of 1-for-50
      reverse stock split effective
      September 1, 1999                                  (3,695,111)      (3,695)          3,695
     Net (loss)

                                                       -------------   ----------   -------------
Balance, May 31, 1998                                        75,410           75         828,736
     Capitalized debt                                            --                       88,630
     Net (loss)                                                  --                           --

                                                       -------------   ----------   -------------
Balance, May 31, 1999                                        75,410           75         917,366
     Sale of common stock (at $.12
      per share)                                            124,590          125          14,875
     Issuance of stock to repay
      accounts payable (valued at
      $.10  per share)                                          925            1              92
     Issuance of stock to repay debt
      and accrued interest (valued at
      $.10 per share)                                         2,360            2             234
     Conversion of preferred stock
      to common stock                                         9,000            9              71
     Capitalized debt                                                                     38,319
     Issuance of common stock for
      services (valued at $.10 per share)                 2,093,618        2,094         207,268
     Issuance of common stock in
      connection with acquisition
      (valued at $.10 per share)                          3,069,788        3,070         303,809
     Issuance of stock warrants for
      services and in connection with
      financing                                                                          260,000
     Issuance of common stock for
      services (valued at $.10 per share)                    14,000           14           1,386
     Sale of common stock (at $.10 per
      share)                                              2,236,000        2,236         221,364
     Conversion of preferred stock
      to common stock                                        14,475           14             114
     Issuance of common stock to repay
      debt and accrued interest (valued
      at $.10 per share)                                      4,000            4             396
     Conversion of preferred stock to
      common stock                                            3,780            4              30
     Issuance of common stock for
      services (valued at $5.00 per share)                    1,000            1           4,999
     Net unrealized loss on marketable
      securities
     Net (loss)

     Comprehensive loss

                                                       -------------   ----------   -------------
Balance, May 31, 2000                                     7,648,946        7,649       1,970,323
     Contribution of capital                                                              28,750
     Issuance of common stock for services
       (valued at $.20 per share)                         1,000,000        1,000         199,000
     Issuance of stock warrants in
         connection with convertible notes                                               326,300
     Issuance of stock warrants for
         services in connection with financing                                           134,000
     Realized loss
     Net (loss)                                                  --           --              --

     Comprehensive loss

                                                       -------------   ----------   -------------
Balance, May 31, 2001                                     8,648,946    $    8,649   $   2,658,373
                                                       =============   ==========   =============

                       See notes to financial statements.

                   PREMIER CLASSIC ART, INC. & SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended
                                                                                                 May 31,
                                                                              ---------------------------------------------
                                                                                  2001             2000             1999
                                                                              -----------      -----------      -----------
Cash flows from operating activities:
     Net (loss)                                                               $(1,237,314)     $  (863,737)     $   (23,400)

        Adjustments to reconcile net (loss) to cash provided by operating activities:
           Depreciation and amortization                                              --             3,387
           Extraordinary gain on extinguishment of debt                               --          (373,974)
           Non-cash interest expense                                              326,300               --               --
           Non-cash compensation expense                                          200,000          215,762
           Other non-cash items                                                   134,000          260,000
           Loss on sale of marketable securities                                   44,619
           Non-cash sales                                                         (98,906)              --               --
        Changes in operating assets and liabilities:
           Decrease (increase) in prepaid expenses and other assets               166,667         (375,000)
           Decrease in inventories                                                 36,432           11,682               --
           Increase in accrued expenses                                           119,494          187,995           23,400
                                                                              -----------      -----------      -----------

           Net Cash Used in Operating Activities                                 (308,708)        (933,885)              --
                                                                              -----------      -----------      -----------

Cash flows from investing activities:
     Purchase of marketable securities                                                 --          (46,807)              --
     Sale of marketable securities                                                 28,750               --               --
                                                                              -----------      -----------      -----------

           Net Cash Provided by (Used in) Investing Activities                     28,750          (46,807)              --
                                                                              -----------      -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                                --          238,600               --
     Proceeds from short term borrowings                                          658,700          775,000               --
     Payments of short term borrowings                                           (400,000)          (4,500)              --
                                                                              -----------      -----------      -----------

           Net Cash Provided by Financing
            Activities                                                            258,700        1,009,100               --
                                                                              -----------      -----------      -----------

Net (decrease) increase in cash                                                   (21,258)          28,408               --

Cash - beginning of year                                                           28,408               --               --
                                                                              -----------      -----------      -----------

Cash - end of year                                                            $     7,150      $    28,408      $        --
                                                                              ===========      ===========      ===========

Supplemental disclosure of non-cash financing activities:
     Capital contribution to forgive debt                                     $        --      $    38,319      $    88,630
                                                                              ===========      ===========      ===========

Non-cash investing activities:
     Unrealized loss on marketable
      securities                                                              $   (44,649)     $    44,619
                                                                              ===========      ===========

     Common stock issued for inventory                                        $        --      $   306,979
                                                                              ===========      ===========
     Common stock issued for debt                                             $   200,000      $       729
                                                                              ===========      ===========


                       See notes to financial statements.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Premier Classic Art, Inc. and it's subsidiary (the "Company") formerly Pet-Con Industries, Inc. discontinued operations in June 1995. On September 1, 1999 the Company changed its name and is currently engaged in the marketing of original, hand-painted production animation cels through a variety of outlets throughout the United States.

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's operating activities have commenced under new management.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $375,000 note payable which was due on September 3, 2001 is currently in default. The Company does not have adequate cash reserves to fulfill this obligation and there is no assurance that the terms of a new agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         During the year ended May 31, 2001, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. The Company is currently paying a 3% penalty per month for each note which is over 180 days old. As of May 31, 2001, $575,000 of the convertible notes were assessed the 3% per month penalty in the amount of $43,100 which is included in interest expense.

         On March 8, 2001, the Company signed an agreement for the sale of 80,000 pieces of cel art for 40,000 shares of the buyer's Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at the option of the Company and during the first two years after closing, the preferred stock shall convert into common stock at a 20% discount and after two years convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale.

         The Company retained a certified financial analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000)

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

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

         Marketable Securities

         The Company classifies its investment in equity securities as "available for sale", and accordingly, reflects unrealized losses, net of deferred taxes, as a separate component of stockholders' (deficiency).

         The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

         The fair value of the preferred stock owned by the Company has been determined by a certified financial analyst. The preferred stock is included as a non-current asset on the Company's balance sheet.

         Concentration of Credit Risk

         Sales to one major customer accounted for approximately 98% of the net sales for the year ended May 31, 2001.

         Reverse Stock Split

         Effective September 1, 1999 the Board of Directors approved a one-for-fifty reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

         Prepaid Expenses

         Prepaid expenses consist primarily of a three year consulting agreement expiring September 2, 2002 in the amount of $500,000 which was paid in cash by the Company in September 1999. Consulting expense charged to operations for the years ended May 31, 2001, 2000 and 1999 were $166,666, $125,000 and $-0-, respectively.

         Evaluation of Long-lived Assets

         Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated discounted future net cash flows of the related long-lived asset. As of May 31, 2001, management concluded that no impairment exists.

         Inventories

         Inventories, consisting of animated cels are stated at the lower of cost (first-in, first-out) or market.

         Revenue Recognition

         Revenue is recognized upon shipment of merchandise after the price to the buyer is fixed and determinable and title passes to customers and collectibility of the sales price is reasonably assured. The Company sold inventory for stock and valued the revenue on a pro-rata basis based on the value of the stock received as determined by a Certified Financial Analyst hired by the Company.

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

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 24,992,010, 947,946, and 59,064 as of May 31, 2001, 2000, and 1999
         respectively.

         Fair Value of Financial Instruments

         At May 31, 2001, the fair values of cash, other current assets, accounts payable, short-term debt, accrued interest and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments.

         New Financial Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were no formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB25. Fin No. 44 clarifies (i) the definition of employees for purposes of applying APB Opinion No. 25, (ii) the criteria for determine whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or \award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flow.

2.       ACQUISITION

         On September 3, 1999, the Company acquired Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock. Cool Classic, Inc. owned inventory of original, hand-painted production animation cels.

         The acquired inventory was accounted for as a non-monetary transaction in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions" (APB No. 29). The Company recorded the inventory valued at $306,979, which represents the fair value ($.10 per share) of the stock issued to acquire Cool Classic, Inc. Pursuant to the agreement the acquired inventory will consist of 400,000 original, hand-painted production animation cels. Cool Classic, Inc. had no operating results but was a collector of animated art cels and, accordingly, the Company has not included any proforma unaudited results of operations.

3.       MARKETABLE SECURITIES

                                                                    Gross            Gross
                                                 Estimated        Unrealized       Unrealized
                                   Cost          Fair Value        Gains            Losses
                                ---------       ------------    -------------   ---------------
May 31, 2000:
  Marketable securities-
   current:
   Common stock                   46,807           2,188                --          44,619
                                  ======          ======          ========          ======

May 31, 2001:
  Marketable securities-
   non-current:
   Preferred Stock                98,906          98,906                --              --
                                  ======          ======          ========          ======


         There were no realized gains or losses for the years ended May 31, 2000.

         On June 13, 2000 the Company exchanged 17,500 shares of marketable securities owned by the Company for 5,000 shares of other marketable securities owned by a shareholder. The Company recorded a realized loss of $-0- and $44,619 for the year ended May 31, 2000 and May 31, 2001, respectively, in connection with the exchange. The Company sold the 5,000 shares received from the shareholder on the exchange date and recorded a contribution of capital by the shareholder in the amount of $28,750.

         On March 8, 2001 the Company signed an agreement for sale of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale.

         The Company retained a financial analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000).

4.       INVENTORY

         The Company's inventory consists of approximately 380,000 original, hand-painted production animation cels of which 200,000 cels are secured as collateral for the Company's short term debt (see note 6) and the balance are secured as collateral for the Company's convertible debt.

5.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. The Company is in arrears four months on the payment of interest totaling approximately $13,000.

         On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid the required principal amount of $300,000 on September 3, 2000 and paid an additional $100,000 on November 3, 2000. The Company is currently in default on the balance of the note of, $375,000 which was due on September 3, 2001.

         The note is convertible into 250,000 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. The Company paid $48,148 and $56,460 in interest on this note for the year ended May 31, 2000 and 2001, respectively. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). The Company recorded additional consulting expense of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. The Company is currently four months delinquent in interest payments and is in default of this note. The Company is in negotiations for an extension on this note.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(b) During the year ended May 31, 2001 the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 6,011,016 A and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share exercisable immediately expiring in September 2002. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereas if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The Company accrued $92,677 of interest expense for the year ended May 31, 2001. The notes and warrants are convertible into 24,044,066 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $1,337,800 interest expense which will be amortized over the term of the agreement.

6.    STOCK OPTIONS AND WARRANTS

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". In September 1999, the Company issued three-year warrants, which expire September 2002, to purchase 666,666 shares of Common Stock at an exercise price of $1.00 per share (which was above fair market value) in connection with the execution of a consulting agreement and convertible note. This resulted in an additional $284,000 consulting expense which will be amortized over the one year term of the agreement, and an additional $189,333 interest expense which will be amortized over the three year term of the convertible note. In August 2000, the Company issued warrants to purchase 18,033,049 shares of Common Stock at an exercise price of $0.125 per share in connection with the execution of convertible promissory notes. The fair market value of the Company's stock was not readily determinable at the time of issuance. The warrants expire in September 2002. This resulted in an additional $1,337,800 interest expense which will be amortized over the term of the agreement.

      The fair value of warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in the year ending May 31, 2001 and 2000, respectively: dividend yield of -0-% and -0-%, expected volatility of 1% and 1%, risk free interest rate of 7% and 7% and expected lives of forty-one months and one to three years.

      Information regarding the Company's warrants for the years ended May 31, 2000 and 2001 is as follows:

                                              May 31, 2001                        May 31, 2000
                                  -----------------------------------   --------------------------------
                                                     Weighted Average                  Weighted Average
                                       Shares         Exercise Price      Shares        Exercise Price
                                  ---------------   -----------------   ----------     -----------------
Warrants outstanding
 beginning of period                    666,666          $  1.00              --          $    --
Warrants exercised                           --          $    --              --          $    --
Warrants granted                     18,033,049          $ 0.125         666,666          $  1.00
Warrants cancelled                           --          $    --              --          $    --
                                     ----------          -------         -------          -------
Warrants outstanding,
 end of period                       18,699,715          $  0.28         666,666          $  1.00
                                     ==========          =======         =======          =======

Warrants price range
 end of period                                      $0.125-$1.00                         $  1.00

Weighted-average fair value
 of warrants granted during
 the year                                                $  0.07                         $  0.71


         The following table summarizes information about fixed-price stock options outstanding at May 31, 2001:


                                           Weighted Average         Weighted          Number         Weighted
   Range of        Number Outstanding    Remaining Contractual   Average Exercise  Exercisable at     Average
Exercise Prices      at May 31, 2001          Life                   Price          May 31, 2001   Exercise Price
------------------------------------------------------------------------------------------------------------------
 $0.125 - $1.00       18,699,715             3 years                $ 0.28          18,699,715       $.0.28


7.       STOCK BASED COMPENSATION

         On September 1, 1999, the Company issued 2,093,618 shares of common stock for consulting services rendered. The Company valued these shares at fair market value and recorded additional compensation expense of $213,653 which is included in selling general and administrative costs in the Statement of Operations for the year ended May 31, 2000.

         In May 2001, the Company issued 1,000,000 shares of common stock for consulting services rendered. The Company valued these shares at $.20 per share and recorded consulting expense of $200,000 which is included in SG&A in the Statement of Operations for the year ended May 31, 2001. The fair market value of the Company's stock was not readily determinable at the time of issuance.

8.       INCOME TAXES

         The Company has a net operating loss ("NOL") carryforward of approximately $3,434,000 expiring in various years through 2014. The Company has not reflected any benefit of such NOL carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

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

         There is no provision for income taxes for the years ended May 31, 2001 and 2000, as the Company had net losses.

         The tax effect of the net operating loss carryforward on deferred income taxes at May 31, 2001 and 2000 was as follows:

                                      May 31,                          May 31,
                                      2001                              2000
                           ----------------------------      ----------------------------
                            Temporary                                          Temporary
                           Difference        Tax Effect       Difference      Tax Effect
                           -----------      -----------      -----------      -----------
Net operating loss         $ 3,434,000      $ 1,374,000      $ 2,197,000      $   879,000
Unrealized loss on
 marketable securities              --               --           45,000           18,000
Valuation allowance         (3,434,000)      (1,374,000)      (2,242,000)        (897,000)
                           -----------      -----------      -----------      -----------
                           $        --      $        --      $        --      $        --
                           -----------      -----------      -----------      -----------



9.       EXTRAORDINARY GAINS

         During August 1999, the Company issued 2,108,618 common shares to extinguish various long-term debt and accrued interest. In connection with these transactions the Company recorded an extraordinary gain of approximately $246,974, net of tax $127,000 for the year ended May 31, 2000.


10.      RELATED PARTY TRANSACTIONS

         (a) In September 1999, the Company issued to the secretary and director of the Company 75,000 shares for services rendered valued at $7,500 and 50,000 shares purchased for $5,000 pursuant to a 504 offering.

         (b) In September 1999, the Company issued 1,158,845 shares of common stock to a consultant of the Company who subsequently become CEO/President of the Company for services rendered valued at $115,885.

         (c) A related party purchased 1,000 cels at $30 per cel for the year ended May 31, 2001.

         (d) During the year ended May 31, 2001, a related party was sold for $600,000 12% convertible promissory notes as described in
                  Note 5.

11.      PENSION PLAN

         The Company has a 401-k Retirement Plan that matches employee contributions up to 7% of payroll. The Company contributed $1,347, $3,150 and $-0- to the 401-k plan for the years ended May 31, 2001, 2000 and 1999, respectively.

12.      SHAREHOLDERS' EQUITY

         Preferred Stock

         The Company has 136,000 shares of 8% cumulative convertible preferred stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $0.20 per share payable quarterly when and if declared by the Board of Directors. The Company has not declared a dividend since issuance.

         The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into .2222 shares of common stock.

         The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $2.50 per share plus all declared and undeclared dividends which total $204,365 at May 31, 2001.

         In August 1999, the shareholders approved a 1 for 50 reverse stock split of this common stock which had the effect of reducing the conversion feature of the Preferred Stock from 11.25 shares of common to .2222 shares of common stock.

13.      COMMITMENTS AND CONTINGENCIES

         Leases

         On September 3, 1999, the Company signed a sublease and assembly agreement with a warehouse facility. The sublease requires the Company to pay certain utility and related charges.

         Rent expense for the years ended May 31, 2001, 2000 and 1999 was $12,000, $8,000 and $-0-, respectively.

         The assembly agreement requires the Company to pay actual labor and material costs plus 15% of those costs to assemble the cels. The agreement also requires the Company to pay actual labor, material and shipping costs plus 15% of those costs to ship the cels. All costs are expensed as incurred.

         Distribution Agreement

         On September 3, 1999, the Company signed a three-year distribution agreement with an option to extend it for an additional two years. The distribution agreement requires the Company to pay a fee of 50% of the distributors retail price when the distributor sells directly to the ultimate consumer and 25% when sold to wholesalers. No sales have been made under this Agreement.

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


    Name                        Age             Company Position
-------------------------    ------------    --------------------------
Charles F. Trapp                 52          Chairman, Chief Executive
                                               Officer and President
Louis A. Pistilli                46          Director
Giltner Stevens                  54          Director


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

         Louis A. Pistilli is a Certified Public Accountant and has been the Secretary and a director of the Company since September 1999. He has been the managing partner of the accounting firm of Pistilli & Company LLC since January 1999. From January 1990 to December 1998, Mr. Pistilli served as managing partner of the accounting firm of Pistilli & Company.

         Giltner Stevens has been a director of the Company since July, 2000. He now serves as a corporate director for several companies and is a Director of Arvest Bank of Joplin, Missouri. Since 1977, he served as the President and Chief Executive Officer of the Brady Stevens Company, which specialized in residential re-sales, as well as commercial, industrial real estate and property management. He received a B.S. in business administration from the University of Missouri. He has served as the Chairman of the Joplin Chamber of Commerce and as President of the Joplin Business Industrial Development Authority.

ITEM 10.          EXECUTIVE COMPENSATION

         The following sets forth, for the fiscal years ended May 31, 2001, 2000 and 1999, the annual and long-term compensation paid or accrued of the Company's named officers.

                           SUMMARY COMPENSATION TABLE


                                                                                                Long-Term
                                                                                           Compensation Awards
                                                                                               Securities
      Name and                                                        Annual Compensation      Underlying
 Principal Position       Year         Salary       Bonus     Other     Options/SARS (#)      Compensation
---------------------  ----------  ------------- ---------- --------- -------------------- -------------------
Charles Trapp             2001*        $ 60,000        $ -       $ -
President, Chairman       2000         $ 45,000
of the Board, Chief       1999
Executive Officer

* Does not include $1,347 in 2001 and $3,150 in 2000 contributed by the Company to the 401(k) plan for Charles Trapp. Salary of $55,000 is accrued as of May 31, 2001.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group.


          Name and Address of                     Amount and Nature
           Beneficial Owner                          of Ownership             Approximate % of Class
----------------------------------------     ----------------------------     ----------------------
Charles Trapp, Chairman,
  Chief Executive Officer
  and President                                       1,158,845                      13.40%
Louis Pistilli, Secretary
  and Director                                          125,000                        1.4
Joe Cool Collectables, Inc.                           3,069,788                       35.5
Giltner Stephens (1)                                    833,268                        9.6
Herman Rush (2)                                         266,667                        3.1
Directors and Officers as
 a Group                                              2,283,845                       26.4

(1) Includes 120,968 shares underlying a convertible note, 312,300 shares of common stock and warrants to purchase 400,000 shares of common stock at $1.00 per share which expire in September 2002.
(2) Includes an option to purchase 266,667 shares at $1.00 per share which expires in September 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Herman Rush, who owns an option to purchase 266,667 shares of the Company's issued and outstanding common stock at $1.00 per share which expires September 2002, is the President of Royal Animated Art, Inc. The Company has entered into a Sub-Lease and Assembly Agreement, as well as a Distribution Agreement, with Royal Animated Art, Inc.

         On September 2, 1999, the Company acquired the assets, consisting of inventory or original, hand-painted production animation cels, of Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock.

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

         During the year ended May 31, 2001, the Company issued Charles F. Trapp $600,000 of 12% convertible promissory notes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:


                                                                      Page
                                                                      ----
         1. Financial Documents:

         Independent Auditors' Report                               F-1 - F-2

         Balance Sheets, May 31, 2001
          and 2000                                                     F-3

         Statements of Operations,
          Years Ended May 31, 2001,
          2000 and 1999                                                F-4

         Statements of  Stockholders'
          Equity, Years Ended May 31,
          2001, 2000 and 1999                                          F-5

         Statements of Cash Flows,
          Years Ended May 31, 2001,
          2000 and 1999                                                F-6

         Notes to  Financial Statements                             F-7 - F-16

         2.       Financial Statement Schedules:

         All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

         (b)      Reports on Form 8-K:

         The Company did not file any Reports on Form 8-K during the forth quarter of the year ending May 31, 2001.

         (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB.

Exhibit
  No.     Description
-------   -----------
10.7 Agreement for sale of assets, dated March 8, 2001 by and between the Company and 1 Bid America, Inc. incorporated by reference.

10.8      12% Convertible Promissory Note.

11 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                      PREMIER CLASSIC ART, INC.






Date: September 12, 2001              By: /s/Charles F. Trapp
     -------------------                  ----------------------
                                          Charles F. Trapp, President
                                          (Principal Financial and
                                           Accounting Officer)



/s/ Charles F. Trapp
----------------------------------
Charles F. Trapp, President
 and Director


/s/ Louis A. Pistilli
---------------------------------------
Louis A. Pistilli, Director


/s/ Giltner Stevens
---------------------------------------
Giltner Stevens, Director