Form 10QSB
period 2001-08-31
PREMIER CLASSIC ART INC
filed 2001-10-11
CIK 1095606

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2001

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

         At October 1, 2001 there were 8,648,946 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX


                                                                      Page No.
                                                                      --------


Part I - Financial Information                                           1

         Item 1.  Financial Statements

                  Balance Sheets as of August 31, 2001
                  (unaudited) and May 31, 2001                           2

                  Statements of Operations and Comprehensive
                  Loss for the Three Months Ended August
                  31, 2001 and August 31, 2000 (unaudited)             3 - 4

                  Statements of Cash Flows Three
                  Months Ended August 31, 2001 and
                  August 31, 2000 (unaudited)                            5

                  Notes to Financial Statements
                  (unaudited)                                          6 - 8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9 - 10

Part II - Other Information

         Item 1.  Legal Proceedings                                     11

         Item 6.  Exhibits and Reports on Form 8-K                      11

Signatures                                                              12

PART I.           Financial Information

  Item 1.         Financial Statements

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB dated September 7, 2001.

         The results of operations for the three-month period ended August 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                            PREMIER CLASSIC ART, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                                       August 31,           May 31,
                                                                                         2001                 2001
                                                                                    ---------------     ---------------
                                                                                        (Unaudited)
Current Assets:
     Cash                                                                           $         1,010     $         7,150
     Inventories                                                                            258,862             258,865
     Prepaid expenses-current                                                               125,001             166,667
                                                                                    ---------------     ---------------
         Total Current Assets                                                               384,873             432,682
                                                                                    ---------------     ---------------

Other Assets:
     Marketable securities                                                                   98,906              98,906
     Other assets                                                                            41,666              41,666
                                                                                    ---------------     ---------------
         Total Other Assets                                                                 140,572             140,572
                                                                                    ---------------     ---------------

         TOTAL ASSETS                                                               $       525,445     $       573,254
                                                                                    ===============     ===============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                                                                $       375,000     $       375,000
     Convertible notes payable                                                              658,700             658,700
     Accrued expenses                                                                       413,521             306,307
                                                                                    ---------------     ---------------
         Total Current Liabilities                                                        1,447,221           1,340,007
                                                                                    ---------------     ---------------

Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative, par value $.002
         per share, authorized 10,000,000 shares;
         outstanding 136,000 and 136,000 shares                                                 272                 272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 8,648,946 and 7,648,946 shares                                           8,649               8,649
     Additional paid-in capital                                                           2,772,042           2,658,373
     Deficit                                                                             (3,702,739)         (3,434,047)
                                                                                    ---------------     ---------------
         Total Stockholders' Deficiency                                                    (921,776)           (766,753)
                                                                                    ---------------     ---------------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIENCY                                                $       525,445     $       573,254
                                                                                    ===============     ===============

                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                    -----------------------------------
                                                                                       August 31,          August 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

Sales                                                                               $           107     $         1,107
                                                                                    ---------------     ---------------

Cost and Expenses:
      Cost of sales                                                                               3                  14
      Selling, general
       and administrative                                                                    88,132             108,890
                                                                                    ---------------     ---------------
                                                                                             88,135             108,904
                                                                                    ---------------     ---------------

Loss from operations                                                                        (88,028)           (107,797)

Other expense
      Interest expense-net                                                                  180,664              19,647
      Loss on sale of marketable securities                                                    --                44,619
                                                                                    ---------------     ---------------
Total other expense                                                                         180,664              64,266
                                                                                    ---------------     ---------------

Net loss                                                                            $      (268,692)    $      (172,063)
                                                                                    ===============     ===============

Net loss per common
      share-basic and diluted                                                       $         (0.03)    $         (0.03)
                                                                                    ===============     ===============

Weighted average of common
      shares outstanding - basic
      and diluted                                                                         8,648,946           7,648,946
                                                                                    ===============     ===============


                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                    -----------------------------------
                                                                                       August 31,          August 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

Net income (loss)                                                                   $      (268,692)    $      (172,063)

Other comprehensive loss net of income taxes:
      Unrealized gain on
       marketable securities                                                                   --                44,619
                                                                                    ---------------     ---------------
Comprehensive loss                                                                  $      (268,692)    $      (127,444)
                                                                                    ===============     ===============



                       See notes to financial statements.

                         PREMIER CLASSIC ART, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                            Three Months Ended
                                                                                    -----------------------------------
                                                                                       August 31,          August 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

Cash flows from operating activities:
     Net loss                                                                       $      (268,692)    $      (172,063)

        Adjustments to reconcile net loss to cash provided by operating activities:
           Loss on sale of marketable securities                                               --                44,619
           Non-cash interest expense                                                        113,669                --

        Changes in operating assets and liabilities:
           Decrease in inventory                                                                  3                --
           Decrease in prepaid expenses                                                      41,666              41,667
           Increase in accrued expenses                                                     107,214               5,332
                                                                                    ---------------     ---------------

        Net Cash Used in Operating Activities                                                (6,140)            (80,445)
                                                                                    ---------------     ---------------

Cash flows from investing activities:
     Sale of marketable securities                                                             --                28,750
                                                                                    ---------------     ---------------

        Net Cash Used in (Provided by) Investing Activities                                    --                28,750
                                                                                    ---------------     ---------------

Cash flows from financing activities:
     Proceeds from short term borrowings                                                       --                25,000
                                                                                    ---------------     ---------------

        Net Cash Provided by Financing Activities                                              --                25,000
                                                                                    ---------------     ---------------

Net (decrease) in cash                                                                       (6,140)            (26,695)

Cash - beginning of period                                                                    7,150              28,408
                                                                                    ---------------     ---------------

Cash - end of period                                                                $         1,010     $         1,713
                                                                                    ===============     ===============


                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of August 31, 2001 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2001 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $375,000 note payable which was due on September 3, 2001 was extended until March 3, 2001 contingent on a $90,000 payment due November 3, 2001. The Company has not paid the interest on this note, which is due monthly, and currently owes an additional $13,125 in interest payments. The Company has accrued interest for the period ended August 31, 2001 of $6,563 and included this amount in accrued expenses. The Company is also accruing a 3% penalty per month for $600,000 of it's $658,700 convertible notes which are over 180 days old. As of August 31, 2001, the Company was assessed $99,619 in interest expense for this penalty. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 26,776,608 and 947,946 as of August 31, 2001 and 2000.

4.       MARKETABLE SECURITIES

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

         The Company retained a Certified Financial Analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000). As of August 31, 2001, no additional cels have been shipped.

5.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. The Company is currently in arrears four months on the payment of interest totaling approximately $13,000.

         On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid the required principal amount of $300,000 on September 3, 2000 and paid an additional $100,000 on November 3, 2000. The balance of the note of $375,000 which was due on September 3, 2001 has been extended until March 3, 2002 contingent on a $90,000 payment due November 3, 2001.

         The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). The Company recorded additional consulting expense of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $15,778 for the three months ended August 31, 2001. The Company is currently four months delinquent in interest payments.

         The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(b) In March 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 6,011,016 A and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share exercisable immediately expiring in September 2002. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereas if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 26,776,608 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $1,337,800 interest expense which will be amortized over the term of the agreement. Included in interest expense is $97,891 for the three months ended August 31, 2001.

6.       SUBSEQUENT EVENTS


         During September 2001, the Company issued $22,000 of Convertible Notes and Warrants. The notes convert into 176,000 shares of common stock at $.125 per share and 176,000 A Warrants are exercisable at $.125 and the 352,000 B Warrants are exercisable at $.125.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-KSB dated September 7, 2001, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note"). Interest is payable monthly in arrears from September 1999, commencing in December 1999. The Note is convertible into 250,000 shares of the Company's common stock, at $3.10 per share. In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to pay a reduction in principal of the Note by $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments and extended the note to March 3, 2002 contingent on a $90,000 payment due November 3, 2001. The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share.

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


         Three Months Ended August 31, 2001 compared to
                  Three Months Ended August 31, 2000

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased from $108,890 for the three months ended August 31, 2000 to $88,132 for the three months ended August 31, 2001. The Company attributes the decrease primarily to additional compensation expense and professional fees for the three months ended August 31, 2000.

         Interest Expense

         Interest expense increased from $19,647 for the three months ended August 31, 2000 to $180,664 for the three months ended August 31, 2001. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in the interest expense for the three months ended August 31, 2001.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings

                     The Company is not a party to any litigation or pending legal proceedings.

         Item 6.     Exhibits and Reports on Form 8-K

                 (a)          None.

                 (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended August 31, 2001.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                             PREMIER CLASSIC ART, INC.



Date: October 8, 2001                        By: /s/ Charles Trapp
                                                 -------------------------------
                                                 Charles Trapp, President
                                                 (Principal Financial and
                                                 Accounting Officer)