Form 10-Q
period 2001-11-30
PREMIER CLASSIC ART INC
filed 2002-01-14
CIK 1095606

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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

         At January 4, 2002 there were 9,318,801 shares of Common Stock, $.001 par value, outstanding.

                           PREMIER CLASSIC ART, INC.
                                     INDEX



                                                                        Page No.
                                                                        --------



Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of November 30, 2001
                  (unaudited) and May 31, 2001                             2

                  Statements of Operations and Comprehensive
                  Loss for the Six and Three Months Ended November
                  30, 2001 and November 30,2000 (unaudited)              3 - 4

                  Statements of Cash Flows for the Six
                  Months Ended November 30, 2001 and November
                  30, 2000 (unaudited)                                     5

                  Notes to Financial Statements
                  (unaudited)                                            6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            10 - 12

Part II - Other Information

         Item 1.  Legal Proceedings                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                                 14

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

         The results of operations for the six-month period ended November 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                           PREMIER CLASSIC ART, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                             November 31,     May 31,
                                                                2001           2001
                                                             -----------    -----------
                                                             (Unaudited)
Current Assets:
     Cash                                                    $       780    $     7,150
     Inventories                                                 258,862        258,865
     Prepaid expenses                                            125,001        166,667
                                                             -----------    -----------
         Total Current Assets                                    384,643        432,682
                                                             -----------    -----------

Other Assets:
     Marketable securities                                        98,906         98,906
     Other assets                                                   --           41,666
                                                             -----------    -----------
         Total Other Assets                                       98,906        140,572
                                                             -----------    -----------

         TOTAL ASSETS                                        $   483,549    $   573,254
                                                             ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                                         $   375,000    $   375,000
     Notes payable                                                37,000           --
     Convertible notes payable                                   638,700        658,700
     Accrued expenses                                            503,904        306,307
                                                             -----------    -----------
         Total Current Liabilities                             1,554,604      1,340,007
                                                             -----------    -----------

Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative, par value $.002
         per share, authorized 10,000,000 shares;
         outstanding 114,000 and 136,000 shares                      228            272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 9,318,801 and 7,648,946 shares                9,319          8,649
     Additional paid-in capital                                2,921,447      2,658,373
     Deficit                                                  (4,002,049)    (3,434,047)
                                                             -----------    -----------
         Total Stockholders' Deficiency                       (1,071,055)      (766,753)
                                                             -----------    -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY                        $   483,549    $   573,254
                                                             ===========    ===========



                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)



                                                   Six Months Ended            Three Months Ended
                                              --------------------------    --------------------------
                                              November 30,   November 30,   November 30,   November 30,
                                                  2001           2000           2001           2000
                                              -----------    -----------    -----------    ------------
Sales                                         $       107    $     1,107    $      --      $      --
                                              -----------    -----------    -----------    -----------

Cost and Expenses:
      Cost of sales                                     3             14           --             --
      Selling, general
       and administrative                         161,129        214,991         72,997        106,101
                                              -----------    -----------    -----------    -----------
                                                  161,132        215,005         72,997        106,101
                                              -----------    -----------    -----------    -----------

Loss from operations                             (161,025)      (213,898)       (72,997)      (106,101)

Other expense
      Interest expense-net                        406,977         47,005        226,313         27,358
      Loss on sale of marketable securities          --           44,619           --             --
                                              -----------    -----------    -----------    -----------
Total other expense                               406,977         91,624        226,313         27,358
                                              -----------    -----------    -----------    -----------

Net loss                                      $  (568,002)   $  (305,522)   $  (299,310)   $  (133,459)
                                              ===========    ===========    ===========    ===========

Net loss per common
      share-basic and diluted                 $     (0.06)   $     (0.04)   $     (0.03)   $     (0.02)
                                              ===========    ===========    ===========    ===========

Weighted average of common
      shares outstanding - basic
      and diluted                               8,859,571      7,648,946      9,093,089      7,648,946
                                              ===========    ===========    ===========    ===========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)



                                                       Six Months Ended               Three Months Ended
                                                  ---------------------------     ---------------------------
                                                  November 30,    November 30,    November 30,    November 30,
                                                      2001            2000            2001            2000
                                                  -----------     -----------     -----------     -----------
Net income (loss)                                  $(568,002)      $(305,522)      $(299,310)      $(133,459)

Other comprehensive loss net of income taxes:
      Unrealized gain on
       marketable securities                            --            44,619            --              --
                                                   ---------       ---------       ---------       ---------
Comprehensive loss                                 $(568,002)      $(260,903)      $(299,310)      $(133,459)
                                                   =========       =========       =========       =========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                  Six Months Ended
                                                                            ----------------------------
                                                                            November 30,    November 30,
                                                                                2001            2000
                                                                            -----------     -----------
Cash flows from operating activities:
     Net loss                                                                $(568,002)      $(305,522)

        Adjustments to reconcile net loss to cash provided by operating activities:
           Loss on sale of marketable securities                                  --            44,619
           Non-cash interest expense                                           227,338            --

        Changes in operating assets and liabilities:
           Decrease in inventory                                                     3            --
           Decrease in prepaid expenses                                         83,332          83,334
           Increase (decrease) in accrued expenses                             208,959         (68,234)
                                                                             ---------       ---------

        Net Cash Used in Operating Activities                                  (48,370)       (245,803)
                                                                             ---------       ---------

Cash flows from investing activities:
     Sale of marketable securities                                                --            28,750
                                                                             ---------       ---------

        Net Cash Used in (Provided by) Investing Activities                       --            28,750
                                                                             ---------       ---------

Cash flows from financing activities:
     Proceeds from short term borrowings                                        42,000         588,645
     Payments of short term borrowings                                            --          (400,000)
                                                                             ---------       ---------

        Net Cash Provided by Financing Activities                               42,000         188,645
                                                                             ---------       ---------

Net (decrease) in cash                                                          (6,370)        (28,408)

Cash - beginning of period                                                       7,150          28,408
                                                                             ---------       ---------

Cash - end of period                                                         $     780       $    --
                                                                             =========       =========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of November 30, 2001 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2001 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $375,000 note payable, which was due on September 3, 2001, was extended until March 4, 2002 contingent on a $90,000 payment, which was due November 3, 2001. The Company has not made this payment and is currently in default of this note. The Company has not paid the interest on this note, which is due monthly, and currently owes approximately $19,600 of additional interest payments which are included in accrued expenses. The Company is also accruing a 3% penalty per month payable in units of additional convertible notes and A and B warrants for $633,700 of it's $638,700 convertible notes which are over 180 days old. As of November 30, 2001, the Company was assessed $175,301 in interest expense for this penalty. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. of Solano Beach, California to acquire 100% of its outstanding shares. The merger is expected to be effective by February 1, 2002, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,555,000, all of its pre-Merger tangible and intangible assets, valued at approximately $484,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing into that subsidiary company will result in the surviving company having none of Premier's prior liabilities.

         After a major shareholder surrenders 2,369,788 shares of common stock back to the Company, as a condition to closing the merger, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 6,974,663 common shares. In addition, at the time of the merger, Premier will exchange 1 Share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred automatically converts into 1 share of Premier common stock after 1 year.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 29,564,684 and 5,547,946 as of November 30, 2001 and 2000,
         respectively.

4.       MARKETABLE SECURITIES

         On March 8, 2001 the Company signed an agreement to sell of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at the option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale.

         The Company retained a Certified Financial Analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment at $98,906 (13% of $750,000). As of November 30, 2001, no additional cels have been shipped.

5.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) originally due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. The Company is currently in arrears six months on the payment of interest totaling approximately $19,688.

         On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid the required principal amount of $300,000 on September 3, 2000 and paid an additional $100,000 on November 3, 2000. The balance of the note of $375,000 which was due on September 3, 2001 has been extended until March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default on this note. The note is collateralized by 200,000 pieces of cel art. The Company is continuing to negotiate with the lender.

         The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). Upon the issuance of the shares and the warrants the Company recorded additional consulting expenses of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $19,688 for the six months ended November 30, 2001. The Company is currently seven months delinquent in interest payments.

         The holder of this note received a first priority security interest in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insured.

(b) In March 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 6,011,016 A and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share exercisable immediately and expiring in September 2002. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereas if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 28,622,368 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $1,337,800 of interest expense which will be amortized over the term of the notes. Included in interest expense is $195,782 for the six months ended November 30, 2001.

         In November 2001, $25,000 of these convertible promissory notes were converted into 290,896 shares of common stock. In connection with this conversion, 581,792 cashless warrants were exercised and 374,009 shares of common stock were issued. The Company also issued an additional $5,000 of the convertible notes.

6.       SHAREHOLDERS

         PREFERRED STOCK

         During November 2001, 22,000 shares of preferred stock were converted into 4,950 shares on common stock. The Company currently has 114,000 shares of 8% cumulative convertible preferred stock outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $.20 per share, if declared by the board of directors. The Company has $140,600 of undeclared dividends at November 30, 2001.

7.       SUBSEQUENT EVENTS

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. of Solano Beach, California to acquire 100% of its outstanding shares. The merger is expected to be effective by February 1, 2002, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,555,000, all of its pre-Merger tangible and intangible assets, valued at approximately $484,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing into the subsidiary company will result in the surviving company having none of Premier's prior liabilities.

         After a major shareholder surrenders 2,369,788 shares of common stock back to the Company, as a condition to closing the merger, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 6,974,663 common share. In addition, at the time of the merger, Premier will exchange 1 Share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred automatically converts into 1 share of Premier common stock after 1 year.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-KSB for the fiscal year ended May 31, 2001 and filed dated September 7, 2001, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

Liquidity and Capital Resources
-------------------------------

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% Convertible Note due September 3, 2000 (the "Note"). In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date of the Note until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to make a principal payment on the Note of $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments and extended the note to March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default of this note. The $375,000 balance remaining on the Note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share.

         During the year ended May 31, 2001, the Company issued $658,700 of 12% convertible notes. The notes are convertible into common stock at $0.125 per share. Interest on the note was paid with additional notes. Proceeds from this financing was used to reduce the $775,000 note due September 3, 2000 by $400,000 and the balance for accounts payable and operating expenses.

         The Notes are convertible into 5,269,600 shares of the Company's common stock at $.125 per share. If the Company sells its common stock for a price below $.125 per share both the conversion price and the warrant price are reduced to that lower price. There is no assurance that the Company will be able to fulfill the terms of this agreement.

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. of Solano Beach, California to acquire 100% of its outstanding shares. The merger is expected to be effective by February 1, 2002, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,555,000, all of its pre-Merger tangible and intangible assets, valued at approximately $484,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing into the subsidiary company will result in the surviving company having none of Premier's prior liabilities.

         After a major shareholder surrenders 2,369,788 shares of common stock back to the Company, as a condition to closing the merger, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 6,974,663 common share. In addition, at the time of the merger, Premier will exchange 1 Share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred automatically converts into 1 share of Premier common stock after 1 year.


Results of Operations
---------------------

         The Company plans to continue marketing and selling its collection of cels over the internet and through art galleries department stores, other retail outlets and catalogues. The Company currently has no agreement with any such entity. The Company anticipates that it will take more than five years for it to liquidate the collection so as to maximize its value and to take advantage of opportunities to sell pieces when possible. The Company has received only limited revenues from sales of its cels to date. Royal Animated Art, Inc. in accordance with its agreement with the Company provides the necessary artistic staff to process and prepare its cels for presentation to the public. The Company has 35,000 cels ready for presentation and distribution.

                 Six Months Ended November 30, 2001 compared to
                       Six Months Ended November 30, 2000

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased from $214,991 for the six months ended November 30, 2000 to $161,129 for the six months ended November 30, 2001. The Company attributes the decrease primarily to additional compensation expense and professional fees for the six months ended November 30, 2000.

Interest Expense
----------------

         Interest expense increased from $47,005 for the six months ended November 30, 2000 to $406,977 for the six months ended November 30, 2001. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in the interest expense for the six months ended November 30, 2000.

                Three Months Ended November 30, 2001 compared to
                      Three Months Ended November 30, 2000

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased from $106,101 for the three months ended November 30, 2000 to $72,997 for the three months ended November 30, 2001. The Company attributes the decrease primarily to additional compensation expense and professional fees for the three months ended November 30, 2000.

Interest Expense
----------------

         Interest expense increased from $27,358 for the three months ended November 30, 2000 to $226,313 for the three months ended November 30, 2001. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in the interest expense for the three months ended November 30, 2001.

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Company is not a party to any litigation or pending legal proceedings.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      None.

                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended November 30, 2001.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                             PREMIER CLASSIC ART, INC.





Date: January 14, 2002                       By: /s/Charles Trapp
                                                 -------------------------------
                                                 Charles Trapp, President
                                                 (Principal Financial and
                                                 Accounting Officer)