Form 10QSB
period 2002-02-28
PREMIER CLASSIC ART INC
filed 2002-04-09
CIK 1095606

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2002

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

         At April 1, 2002 there were 10,043,801 shares of Common Stock, $.001 par value, outstanding.

                           PREMIER CLASSIC ART, INC.
                                     INDEX



                                                                       Page No.
                                                                       --------

Part I - Financial Information                                          1

         Item 1.  Financial Statements

                  Balance Sheets as of February 28, 2002
                  (unaudited) and May 31, 2001                          2

                  Statements of Operations and Comprehensive
                  Loss for the Nine and Three Months Ended February
                  28, 2002 and 2001 (unaudited)                         3 - 4

                  Statements of Cash Flows for the Nine
                  Months Ended February 28, 2002 and
                  2001 (unaudited)                                      5

                  Notes to Financial Statements
                  (unaudited)                                           6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            10 - 12

Part II - Other Information

         Item 1.  Legal Proceedings                                     13

         Item 6.  Exhibits and Reports on Form 8-K                      13

Signatures                                                              14

PART I.  Financial Information

  Item 1.         Financial Statements

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

         The results of operations for the nine-month period ended February 28, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                           PREMIER CLASSIC ART, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                             February 28,      May 31,
                                                                2002            2001
                                                             -----------     -----------
                                                            (Unaudited)
Current Assets:
     Cash                                                    $     1,574     $     7,150
     Inventories                                                 258,859         258,865
     Prepaid expenses                                             83,334         166,667
                                                             -----------     -----------
         Total Current Assets                                    343,767         432,682
                                                             -----------     -----------

Other Assets:
     Marketable securities                                        98,906          98,906
     Other assets                                                     --          41,666
                                                             -----------     -----------
         Total Other Assets                                       98,906         140,572
                                                             -----------     -----------

         TOTAL ASSETS                                        $   442,673     $   573,254
                                                             ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                                         $   470,000     $   375,000
     Convertible notes payable                                   638,700         658,700
     Accrued expenses                                            650,535         306,307
                                                             -----------     -----------
         Total Current Liabilities                             1,759,235       1,340,007
                                                             -----------     -----------

Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative, par value $.002
         per share, authorized 10,000,000 shares;
         outstanding 114,000 and 136,000 shares                      228             272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares;
         outstanding 9,318,801 and 8,648,946 shares                9,319           8,649
     Additional paid-in capital                                3,035,088       2,658,373
     Deficit                                                  (4,361,197)     (3,434,047)
                                                             -----------     -----------
         Total Stockholders' Deficiency                       (1,316,562)       (766,753)
                                                             -----------     -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY                        $   442,673     $   573,254
                                                             ===========     ===========



                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)



                                                   Nine Months Ended                Three Months Ended
                                               ---------------------------     ---------------------------
                                               February 28,    February 28,    February 28,    February 28,
                                                  2002             2001           2002            2001
                                               -----------     -----------     -----------     -----------
Sales                                          $       337     $     1,468     $       230     $       361
                                               -----------     -----------     -----------     -----------

Cost and Expenses:
      Cost of sales                                      6              34               3              20
      Selling, general
       and administrative                          244,027         369,200          82,898         154,209
                                               -----------     -----------     -----------     -----------
                                                   244,033         369,234          82,901         154,229
                                               -----------     -----------     -----------     -----------

Loss from operations                              (243,696)       (367,766)        (82,671)       (153,868)

Other expense:
      Interest expense-net                         683,454          73,187         276,477          26,182
      Loss on sale of marketable securities             --          44,619              --              --
                                               -----------     -----------     -----------     -----------
Total other expense                                683,454         117,806         276,477          26,182
                                               -----------     -----------     -----------     -----------

Net loss                                       $  (927,150)    $  (485,572)    $  (359,148)    $  (180,050)
                                               ===========     ===========     ===========     ===========

Net loss per common
      share-basic and diluted                  $     (0.10)    $     (0.07)    $     (0.04)    $     (0.03)
                                               ===========     ===========     ===========     ===========

Weighted average of common
      shares outstanding - basic
      and diluted                                9,005,101       7,648,946       9,318,801       7,648,946
                                               ===========     ===========     ===========     ===========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                   Nine Months Ended           Three Months Ended
                                                 -----------------------     -----------------------
                                                February 28,  February 28,  February 28,  February 28,
                                                    2002         2001          2002          2001
                                                 ---------     ---------     ---------     ---------
Net (loss)                                       $(927,150)    $(485,572)    $(359,148)    $(180,050)

Other comprehensive loss net of income taxes:
      Unrealized gain on
       marketable securities                            --        44,619            --            --
                                                 ---------     ---------     ---------     ---------
Comprehensive loss                               $(927,150)    $(440,953)    $(359,148)    $(180,050)
                                                 =========     =========     =========     =========

                       See notes to financial statements.

                         PREMIER CLASSIC ART, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                             Nine Months Ended
                                                          -------------------------
                                                         February 28,    February 28,
                                                            2002             2001
                                                          ---------       ---------
Cash flows from operating activities:
     Net loss                                             $(927,150)      $(485,572)

        Adjustments to reconcile net loss to cash
         provided by operating activities:
           Loss on sale of marketable securities                 --          44,619
           Non-cash interest expense                        341,009              --

        Changes in operating assets and liabilities:
           Decrease in inventory                                  6              --
           Decrease in prepaid expenses                     125,000         125,000
           Increase in accrued expenses                     355,559          33,795
                                                          ---------       ---------

        Net Cash Used in Operating Activities              (105,576)       (282,158)
                                                          ---------       ---------

Cash flows from investing activities:
     Sale of marketable securities                               --          28,750
                                                          ---------       ---------

        Net Cash Provided by Investing Activities                --          28,750
                                                          ---------       ---------

Cash flows from financing activities:
     Proceeds from short term borrowings                    100,000         625,000
     Payments of short term borrowings                           --        (400,000)
                                                          ---------       ---------

        Net Cash Provided by Financing Activities           100,000         225,000
                                                          ---------       ---------

Net (decrease) in cash                                       (5,576)        (28,408)

Cash - beginning of period                                    7,150          28,408
                                                          ---------       ---------

Cash - end of period                                      $   1,574       $      --
                                                          =========       =========

                       See notes to financial statements.

                            PREMIER CLASSIC ART, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The balance sheet as of February 28, 2002 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for May 31, 2001 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $375,000 note payable, which was due on September 3, 2001, was extended until March 4, 2002 contingent on a $90,000 payment, which was due November 3, 2001. The Company has not made this payment and is currently in default on this note. The Company has not paid the interest on this note, which is due monthly, and currently owes approximately $26,250 of additional interest payments which are included in accrued expenses. The Company is also accruing a 3% penalty per month payable in units of additional convertible notes and A and B warrants for its $638,700 convertible notes which are over 180 days old. As of February 28, 2002, the Company was assessed $221,904 in interest expense for this penalty. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solano Beach, California. The merger is expected to be effective by April 30, 2002, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002 the Company agreed to issue 725,000 shares of Parentech in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $ 1,759,000, all of its pre-Merger tangible and intangible assets, valued at approximately $443,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing will result in the surviving company having none of Premier's pre merger liabilities.

         After a major shareholder surrenders 2,369,788 shares of common stock to the Company, as a condition to closing the merger, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 7,699,663 common shares. In addition, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred will automatically convert into 1 share of Premier common stock after 1 year.

         Under the terms of the Memorandum of Understanding certain sharesholders, including Charles F. Trapp and Giltner B. Stevens, have agreed not to sell their shares of common stock for a period of six months from the date of the merger.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 33,381,164 and 21,764,338 as of February 28, 2002 and 2001, respectively.

4.       MARKETABLE SECURITIES

         On March 8, 2001 the Company signed an agreement to sell of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at the option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after the second year convertible into common stock at 80% of average closing price. It will cost the Company approximately $250,000 to prepare the cels for sale.

         The Company retained a Certified Financial Analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment at $98,906 (13% of $750,000). As of February 28, 2002, no additional cels have been shipped.

5.       DEBT

         Short-term debt consists of the following:

(a) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) originally due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. The Company is currently nine months in arrears on the payment of interest totaling approximately $26,250.

         On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid $300,000 in principal on September 3, 2000 and an additional $100,000 on November 3, 2000. The balance of the note, $375,000, which was due on September 3, 2001 has been extended until March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default on this note. The note is collateralized by 200,000 pieces of cel art. The Company is continuing to negotiate with the lender.

         The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). Upon the issuance of the shares and the warrants the Company recorded additional consulting expenses of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $47,306 for the nine months ended February 28, 2002. The Company is currently eleven months delinquent in interest payments.

         The holder of this note received a first priority security interest in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insured.

(b) In November 2001, the Company signed a 12% demand note for $20,000 with an officer of the Company. The Company included $773 of interest expense on this note for the three months ended February 28, 2002 which is included in accrued expenses.

(c) Upon the execution of the Memorandum of Understanding the Company received a transaction fee of $75,000 in the form of a loan from Parentech. The term of the loan is six months and accrues interest at the rate of 8% per annum. The Company included $1,000 of interest expense on this note for the three months ended February 28, 2002 which is included in accrued expenses.

(d) In March 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 6,011,016 A warrants and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share exercisable immediately and expiring in September 2002. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereby if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 32,438,848 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $1,337,800 of interest expense which will be amortized over the term of the notes. Included in interest expense is $293,673 for the nine months ended February 28, 2002.

         In November 2001, $25,000 of these convertible promissory notes and interest of $11,362 were converted into 290,896 shares of common stock. In connection with this conversion, 581,792 cashless warrants were exercised and 374,009 shares of common stock were issued. The Company also issued an additional $5,000 of the convertible notes.

6.       PREFERRED STOCK

         (a) During November 2001, 22,000 shares of preferred stock were converted into 4,950 shares of common stock. The Company currently has 114,000 shares of 8% cumulative convertible preferred stock outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $.20 per share, if declared by the board of directors. The Company has $153,300 of undeclared dividends at February 28, 2002.

         (b) On March 1, 2002, the Board of Directors authorized the Company to approve the increase of the number of shares of Preferred Stock that is presently authorized to issue from 10,000,000 shares, at $.002 par value, to 25,000,000 shares, at $.002 par value.

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

During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solano Beach, California. The merger is expected to be effective by April 30, 2002, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002 the Company agreed to issue 725,000 shares of Parentech in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,759,000, all of its pre-Merger tangible and intangible assets, valued at approximately $443,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing will result in the surviving company having none of Premier's pre merger liabilities.

After a major shareholder surrenders 2,369,788 shares of common stock to the Company, as a condition to closing the merger, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 7,699,663 common share. In addition, at the time of the merger, Premier will exchange 1 Share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred automatically will convert into 1 share of Premier common stock after 1 year.


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

         Nine Months Ended February 28, 2002 compared to
                  Nine Months Ended February 28, 2001

         Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $369,200 for the nine months ended February 28, 2001 to $244,027 for the nine months ended February 28, 2002. The Company attributes the decrease primarily to reduced compensation expense and professional fees for the nine months ended February 28, 2002.

         Interest Expense

Interest expense increased from $73,187 for the nine months ended February 28, 2001 to $683,454 for the nine months ended February 28, 2002. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in interest expense for the nine months ended February 28, 2002.

         Three Months Ended February 28, 2002 compared to
                  Three Months Ended February 28, 2001

         Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $154,209 for the three months ended February 28, 2001 to $82,898 for the three months ended February 28, 2002. The Company attributes the decrease primarily to reduced compensation expense and professional fees for the three months ended February 28, 2002.

         Interest Expense

Interest expense increased from $26,182 for the three months ended February 28, 2001 to $276,477 for the three months ended February 28, 2002. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in interest expense for the three months ended February 28, 2002

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            The Company is not a party to any litigation or pending legal proceedings.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  None.

            (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended February 28, 2002.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                              PREMIER CLASSIC ART, INC.




Date: April 9, 2002                             By: /s/Charles F. Trapp
                                                   ----------------------------
                                                    Charles Trapp, President
                                                    (Principal Financial and
                                                    Accounting Officer)