Form 10QSB/A
period 2002-02-28
PREMIER CLASSIC ART INC
filed 2002-06-27
CIK 1095606

                                FORM 10-QSB/A-1

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

                           PREMIER CLASSIC ART, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information                                             1

         Item 1.  Financial Statements

                  Balance Sheets as of February 28, 2002
                  (unaudited) and May 31, 2001                             2

                  Statements of Operations and Comprehensive
                  Loss for the Nine and Three Months Ended February
                  28, 2002 and 2001 (unaudited)                          3 - 4

                  Statements of Cash Flows for the Nine
                  Months Ended February 28, 2002 and
                  2001 (unaudited)                                         5

                  Notes to Financial Statements
                  (unaudited)                                            6 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            11 - 13

Part II - Other Information

         Item 1.  Legal Proceedings                                        14

         Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                                 15

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
                                                             ===========    ===========



                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                  Nine Months Ended             Three Months Ended
                                              --------------------------    --------------------------
                                              February 28,   February 28,   February 28,   February 28,
                                                 2002           2001           2002           2001
                                              -----------    -----------    -----------    -----------
Sales                                         $       337    $     1,468    $       230    $       361
                                              -----------    -----------    -----------    -----------

Cost and Expenses:
      Cost of sales                                     6             34              3             20
      Selling, general
       and administrative                         244,027        369,200         82,898        154,209
                                              -----------    -----------    -----------    -----------
                                                  244,033        369,234         82,901        154,229
                                              -----------    -----------    -----------    -----------

Loss from operations                             (243,696)      (367,766)       (82,671)      (153,868)

Other expense:
      Interest expense-net                        683,454         73,187        276,477         26,182
      Loss on sale of marketable securities          --           44,619           --             --
                                              -----------    -----------    -----------    -----------
Total other expense                               683,454        117,806        276,477         26,182
                                              -----------    -----------    -----------    -----------

Net loss                                      $  (927,150)   $  (485,572)   $  (359,148)   $  (180,050)
                                              ===========    ===========    ===========    ===========

Net loss per common
      share-basic and diluted                 $     (0.10)   $     (0.07)   $     (0.04)   $     (0.03)
                                              ===========    ===========    ===========    ===========

Weighted average of common
      shares outstanding - basic
      and diluted                               9,005,101      7,648,946      9,318,801      7,648,946
                                              ===========    ===========    ===========    ===========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                     Nine Months Ended             Three Months Ended
                                                 --------------------------    --------------------------
                                                 February 28,   February 28,   February 28,   February 28,
                                                    2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
Net (loss)                                        $(927,150)     $(485,572)     $(359,148)     $(180,050)

Other comprehensive loss net of income taxes:
      Unrealized gain on
       marketable securities                           --           44,619           --             --
                                                  ---------      ---------      ---------      ---------
Comprehensive loss                                $(927,150)     $(440,953)     $(359,148)     $(180,050)
                                                  =========      =========      =========      =========


                       See notes to financial statements.

                           PREMIER CLASSIC ART, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Nine Months Ended
                                                                         ------------------------
                                                                         February 28, February 28,
                                                                            2002         2001
                                                                         -----------  -----------
Cash flows from operating activities:
     Net loss                                                             $(927,150)   $(485,572)

        Adjustments to reconcile net loss to cash provided by operating activities:
           Loss on sale of marketable securities                               --         44,619
           Non-cash interest expense                                        341,009         --

        Changes in operating assets and liabilities:
           Decrease in inventory                                                  6         --
           Decrease in prepaid expenses                                     125,000      125,000
           Increase in accrued expenses                                     355,559       33,795
                                                                          ---------    ---------

        Net Cash Used in Operating Activities                              (105,576)    (282,158)
                                                                          ---------    ---------

Cash flows from investing activities:
     Sale of marketable securities                                             --         28,750
                                                                          ---------    ---------

        Net Cash Provided by Investing Activities                              --         28,750
                                                                          ---------    ---------

Cash flows from financing activities:
     Proceeds from short term borrowings                                    100,000      625,000
     Payments of short term borrowings                                         --       (400,000)
                                                                          ---------    ---------

        Net Cash Provided by Financing Activities                           100,000      225,000
                                                                          ---------    ---------

Net (decrease) in cash                                                       (5,576)     (28,408)

Cash - beginning of period                                                    7,150       28,408
                                                                          ---------    ---------

Cash - end of period                                                      $   1,574    $    --
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

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. The parties shall engage in diligent, good-faith efforts to effect the merger as soon as practicable, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue an agreed upon number of shares of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,759,000, all of its pre-Merger tangible and intangible assets, valued at approximately $443,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing will result in the surviving company having none of Premier's pre-merger liabilities.

         It was originally contemplated by the parties in the Memorandum of Understanding that a major shareholder would surrender 2,369,788 shares of common stock to the Company, as a condition to closing the merger. If such transaction were to take place, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 7,699,663 common shares. On March 13, 2002 the parties agreed to modify the terms of the Memorandum of Understanding. The major shareholder agreed not to surrender his shares in accordance with the original agreement but agreed to a six month lock-up agreement. After this modification, immediately prior to the merger, Premier will have 10,069,451 shares outstanding on a fully diluted basis.

         It was also originally contemplated by the parties in the Memorandum of Understanding that, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred will automatically convert into 1 share of Premier common stock after 1 year. In April 2002, the parties agreed that, in order to protect the rights and preferences of Premier's shareholders, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the shares of Parentech Series A Preferred Stock and B Preferred Stock then outstanding and Premier will exchange 1 share of Premier Common Stock for each of the shares of Parentech Common Stock then outstanding.


         Under the terms of the Memorandum of Understanding, certain shareholders, including Charles F. Trapp and Giltner B. Stevens, have agreed not to sell their shares of common stock for a period of six months from the date of the merger.

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

During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. The parties shall engage in diligent, good-faith efforts to effect the merger as soon as practicable, at which time the name of the Company will be changed from Premier Classic Art, Inc. to Parentech, Inc. and the current Directors and Officers of Parentech will replace the Directors and Officers of Premier. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue an agreed upon number of shares of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee. Prior to the effective date of the Merger, Premier will transfer, in exchange for release of liabilities in the approximate aggregate amount of $1,759,000, all of its pre-Merger tangible and intangible assets, valued at approximately $443,000, into a subsidiary company that will distribute its shares to certain creditors. This, plus a cash payment of $240,000 at closing will result in the surviving company having none of Premier's pre-merger liabilities.

It was originally contemplated by the parties in the Memorandum of Understanding that a major shareholder would surrender 2,369,788 shares of common stock to the Company, as a condition to closing the merger. If such transaction were to take place, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 7,699,663 common shares. On March 13, 2002 the parties agreed to modify the terms of the Memorandum of Understanding. The major shareholder agreed not to surrender his shares in accordance with the original agreement but agreed to a six month lock-up agreement. After this modification, immediately prior to the merger, Premier will have 10,069,451 shares outstanding on a fully diluted basis.

It was also originally contemplated by the parties in the Memorandum of Understanding that, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred will automatically convert into 1 share of Premier common stock after 1 year. In April, 2002, the parties agreed that, in order to protect the rights and preferences of Premier's shareholders, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the shares of Parentech Series A Preferred Stock and B Preferred Stock then outstanding and Premier will exchange 1 share of Premier Common Stock for each of the shares of Parentech Common Stock then outstanding.

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


                Nine Months Ended February 28, 2002 compared to
                      Nine Months Ended February 28, 2001
                -----------------------------------------------

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

    Interest Expense
    ----------------

Interest expense increased from $73,187 for the nine months ended February 28, 2001 to $683,454 for the nine months ended February 28, 2002. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in interest expense for the nine months ended February 28, 2002.

                Three Months Ended February 28, 2002 compared to
                      Three Months Ended February 28, 2001
                ------------------------------------------------

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

    Interest Expense
    ----------------

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



                                             PREMIER CLASSIC ART, INC.




Date: June 27, 2002                          By: /s/Charles F. Trapp
                                                 -------------------------------
                                                 Charles Trapp, President
                                                 (Principal Financial and
                                                 Accounting Officer)