Form 10QSB/A
period 2002-02-28
PREMIER CLASSIC ART INC
filed 2002-07-12
CIK 1095606

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


         It was originally contemplated by the parties in the Memorandum of Understanding that a major shareholder would surrender 2,369,788 shares of common stock to the Company, as a condition to closing the merger. If such transaction were to take place, Premier will, immediately prior to the merger, have outstanding, on a fully diluted basis, 7,699,663 common shares. On March 13, 2002 the parties agreed to modify the terms of the Memorandum of Understanding. The major shareholder agreed not to surrender his shares in accordance with the original agreement but agreed to a six month lock-up agreement. After this modification, prior to the merger, Premier will have 10,069,451 shares outstanding on a fully diluted basis.

         It was also originally contemplated by the parties in the Memorandum of Understanding that, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred will automatically convert into 1 share of Premier common stock after 1 year. In April 2002 and July 2002, the parties agreed that, in order to protect the rights and preferences of Premier's shareholders and in order to provide sufficient consideration to Parentech's stockholders, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock and a warrant to purchase 1 share of Premier Common Stock for each of the shares of Parentech Series A Preferred Stock and B Preferred Stock then outstanding and Premier will exchange 1 share of Premier Common Stock and a warrant to purchase 1 share of Premier Common Stock for each of the shares of Parentech Common Stock then outstanding.



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

         The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). In September 2001, the Company increased the number of shares purchasable upon exercise of the warrant from 400,000 to 500,000 and changed the exercise price of the warrant from $1.00 per share to $0.50 per share. Upon the issuance of the shares and the warrants the Company recorded additional consulting expenses of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $47,306 for the nine months ended February 28, 2002. The Company is currently eleven months delinquent in interest payments.


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


(d) In March 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 6,011,016 A warrants and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share expiring in September 2002. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereby if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 32,438,848 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $1,337,800 of interest expense which will be amortized over the term of the notes. Included in interest expense is $293,673 for the nine months ended February 28, 2002.


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


         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% Convertible Note due September 3, 2000 (the "Note"). In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cels. On August 18, 2000, the Company signed an extension agreement to extend the due date of the Note until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to make a principal payment on the Note of $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments and extended the note to March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default of this note. The $375,000 balance remaining on the Note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. In September 2001, the Company increased the number of shares purchasable upon exercise of the warrant from 400,000 to 500,000 and changed the exercise price of the warrant from $1.00 per share to $0.50 per share.


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


It was also originally contemplated by the parties in the Memorandum of Understanding that, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock for each of the 22,940,904 shares of Parentech then outstanding. Each share of "B" Preferred will automatically convert into 1 share of Premier common stock after 1 year. In April, 2002 and July, 2002, the parties agreed that, in order to protect the rights and preferences of Premier's shareholders and in order to provide sufficient consideration to Parentech's stockholders, at the time of the merger, Premier will exchange 1 share of a new Premier Class "B" Preferred Stock and a warrant to purchase 1 share of Premier Common Stock for each of the shares of Parentech Series A Preferred Stock and B Preferred Stock then outstanding and Premier will exchange 1 share of Premier Common Stock and a warrant to purchase 1 share of Premier Common Stock for each of the shares of Parentech Common Stock then outstanding.

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



                                             PREMIER CLASSIC ART, INC.





Date: July 12, 2002                          By: /s/Charles F. Trapp
                                                 -------------------------------
                                                 Charles Trapp, President
                                                 (Principal Financial and
                                                 Accounting Officer)