Form 10KSB
period 2002-05-31
PREMIER CLASSIC ART INC
filed 2002-09-12
CIK 1095606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 001-15591

                            PREMIER CLASSIC ART INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            22-3680581
-----------------------------                                ----------
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

                                 YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Aggregate market value of voting stock held by non-affiliates as of September 4, 2002 was approximately $409,553 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

     Number of shares of Common Stock outstanding as of September 4, 2002:
     10,012,709.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            PREMIER CLASSIC ART INC.

                                      INDEX

Part I
           Page

         Item 1.  Business                                                 1

         Item 2.  Properties                                               5

         Item 3.  Legal Proceedings                                        5

         Item 4.  Submission of Matters to Vote of
                  Security Holders                                         6

Part II

         Item 5.  Market for Registrant's Common Equity
                  and Related Stockholders Matters                         6

         Item 6.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            8

         Item 7.  Financial Statements                                    10

         Item 8.  Changes in and Disagreements with                       11
                  Accountants on Accounting and
                  Financial Disclosure                                    11

Part III

         Item 9.  Directors and Executive Officers;
                  Promoters and Control Persons;
                  Compliance with Section 16(a)
                  of the Exchange Act                                     11

         Item 10. Executive Compensation                                  12

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                   12

         Item 12. Certain Relationships and
                  Related Transactions                                    13
 Part IV

         Item 13. Exhibits and Reports on Form 8-K                      13 - 14

         Signatures                                                       15


         * Page F-1 follows page 10.

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


ITEM 1. BUSINESS

General Development of Business
-------------------------------

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

         On September 2, 1999, the Company purchased all of the outstanding shares of stock of Cool Classic Incorporated, a Nevada corporation, in exchange for 3,069,788 shares of the Company's common stock. Cool Classic Incorporated is the owner of approximately 385,000 original, hand-painted animation production cels, which the Company is attempting to market.

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee.

         On September 6, 2002, the Board of Directors of the Company and the Board of Directors of Parentech entered into a new agreement in connection with a Plan of Merger and Reorganization. The new transaction will be in the form of a reverse triangular merger, whereby the Company's recently formed wholly-owned subsidiary Premier Classic Acquisition Corporation will merge with and into Parentech and the Company will issue one and one-half (1.5) shares of Premier Classic Art Inc common stock to Parentech Inc stockholders in exchange for each share of Parentech common stock, Series A preferred stock or Series B preferred stock they hold.

         In addition, as part of this transaction, each outstanding share of Premier Classic Acquisition Corporation common stock will by the virtue of the merger and without any action on the part of the parties, be converted into one share of Parentech common stock.

         Parentech will be the surviving corporation of the merger and will become a wholly-owned subsidiary of Premier Classic Art Inc following the merger.

         Parentech has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well being of infants. On July 7, 2000, Parentech acquired the rights to an FDA registered sound and motion picture device called "Nature's Cradle", which is an infant environmental transition sleep system that has shown to enhance infant sleep, decrease infant crying and promote child development.

         Pursuant to a verbal agreement between the parties, certain shareholders, including Charles F. Trapp and Giltner B. Stevens, have agreed not to sell their shares of common stock for a period of six months from the date of the merger.

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

         On March 8, 2001, the Company signed an agreement for sale of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price. The Company retained a Certified Financial Analyst to render an opinion on the value of its ownership of 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000), which is included in other assets on the Company's balance sheet. As of May 31, 2002, the Company did not fulfill its obligation under this agreement and therefore recorded a realized loss of $98,906 on this investment.

Animation Cels
--------------

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

Original Production Cels
------------------------

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

The Making of Cels
------------------

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

Industry and Competition
------------------------

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

Sales and Marketing
-------------------

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

Seasonality
-----------

         The Company's management believes that the demand for animation cels is not subject to seasonal fluctuations.

Employees
---------

         The Company currently employs one executive.

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

         However, the Company is currently in default on a note for $375,000 due September 3, 2001 and is in arrears sixteen months interest totaling approximately $52,500. The note is collateralized by 200,000 pieces of the Company's cel art inventory. The note holder is a former director of the Company and the Company has on going negotiations to extend the due date and resolve the past due interest. There is no assurance that the Company will be able to secure an extension and cure the default. It is possible that the lender will foreclose on its collateral and bring an action on the note.

         The Company is currently in default on a series of convertible notes totaling $638,700, and is in arrears in interest totaling $704,789. The note is secured by the assets of the Company and are subordinated to the collateral securing the $375,000 note.

         The Company is currently in default on a $37,124 demand note for failure to pay interest of $3,009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending May 31, 2002.

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




                                         High           Low
       Year Ended May 31, 2001
                   1st Quarter           2.00           0.45
                   2nd Quarter         0.3125          0.125
                   3rd Quarter           1.22         0.1875
                   4th Quarter           0.25         0.0625

       Year Ended May 31, 2002
                   1st Quarter           0.51           0.06
                   2nd Quarter           0.50           0.10
                   3rd Quarter           0.80           0.24
                   4th Quarter           0.50           0.24

         The Company has 10,012,709 shares of common stock outstanding, but, of these shares, only 3,108,662 shares are freely tradable. All of the remaining shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Securities Act of 1933 (the "Act") unless registered under the Act.

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

         In November 2001, the Company issued 664,905 shares of common stock in connection with a conversion of $25,000 convertible note.

         In May 2002, the Company issued 683,108 shares of common stock and 186,000 shares of preferred stock as payment for $75,000 of the Company's notes payable.

(b) Holders

         As of August 30, 2002, the number of holders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 368.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note"). In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cells. On August 18, 2000, the Company signed an extension agreement to extend the due date of the Note until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to make a principal payment on the Note of $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments and extended the note to March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default of this note. The $375,000 balance remaining on the Note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. In September 2001, the Company increased the number of shares purchasable upon exercise of the warrant from 400,000 to 500,000 and changed the exercise price of the warrant from $1.00 per share to $0.50 per share.

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

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee.

         On September 6, 2002, the Board of Directors of the Company and the Board of Directors of Parentech entered into a new agreement in connection with a Plan of Merger and Reorganization. The new transaction will be in the form of a reverse triangular merger, whereby the Company's recently formed wholly-owned subsidiary Premier Classic Acquisition Corporation will merge with and into Parentech and the Company will issue one and one-half (1.5) shares of Premier Classic Art Inc common stock to Parentech Inc stockholders in exchange for each share of Parentech common stock, Series A preferred stock or Series B preferred stock they hold.

         In addition, as part of this transaction, each outstanding share of Premier Classic Acquisition Corporation common stock will by the virtue of the merger and without any action on the part of the parties, be converted into one share of Parentech common stock.

         Parentech will be the surviving corporation of the merger and will become a wholly-owned subsidiary of Premier Classic Art Inc following the merger.

         Parentech has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well being of infants. On July 7, 2000, Parentech acquired the rights to an FDA registered sound and motion picture device called "Nature's Cradle", which is an infant environmental transition sleep system that has shown to enhance infant sleep, decrease infant crying and promote child development.


Plan of Operation
-----------------

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

Year Ended May 31, 2002 compared to May 31, 2001

Sales

Sales decreased from $100,598 for the year ended May 31, 2001 to $337 for the year ended May 31, 2002. The Company attributes the decrease to the Company's inability to market its inventory to the general public.

Cost of Sales

Cost of sales increased from $57,887 for the year ended May 31, 2001 to $258,865 for the year ended May 31, 2002. The Company attributes the increase the Company setting up a reserve on inventory for the year ended May 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $699,128 for the year ended May 31, 2001 to $364,136 for the year ended May 31, 2002. The Company attributes the decrease primarily to sales and marketing fees in connection with the increased sales in 2001.

Interest Expense

Interest expense increased from $536,278 for the year ended May 31, 2001 to $1,216,135 for the year ended May 31, 2002. The increase is primarily attributed to non-cash interest in connection with the issuance of warrants relating to the convertible notes.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities increased from $44,619 for the year ended May 31, 2001 to $98,906 for the year ended May 31, 2002. The Company attributes the increase to the loss recognized on the Company's investment for the Company's failure to fulfill its obligations under the terms of the agreement.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Premier Classic Art, Inc.


We have audited the accompanying consolidated balance sheets of Premier Classic Art, Inc.(the "Company") as of May 31, 2002, and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Premier Classic Art, Inc. and its subsidiary at May 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey


September 6, 2002


                                         PREMIER CLASSIC ART, INC. & SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS


                                                         ASSETS

                                                                            May 31, 2002            May 31, 2001
                                                                         -----------------        ----------------
Current Assets:
     Cash                                                                    $     2,480           $     7,150
     Inventories (net of reserve of $258,865)                                          -               258,865
     Prepaid expenses - current                                                   41,667               166,667
                                                                             -----------           -----------
         Total Current Assets                                                     44,147               432,682

Marketable securities                                                                  -                98,906
Other assets                                                                           -                41,666
                                                                             -----------           -----------

         TOTAL ASSETS                                                        $    44,147           $   573,254
                                                                             ===========           ===========

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Notes payable                                                           $    37,124            $        -
     Convertible notes payable                                                 1,013,700             1,033,700
     Accured interest                                                            550,538                92,514
     Accrued payroll                                                             124,633                55,000
     Accrued professional fees                                                   140,179                84,889
     Accrued expenses                                                             47,838                73,904
                                                                             -----------           -----------
         Total Current Liabilities                                             1,914,012             1,340,007
                                                                             -----------           -----------
Commitments and Contingencies

Stockholders' Deficiency:
     Series A cumulative convertible
         preferred stock - 8% cumulative,
         par value $.002 per share, authorized
         10,000,000 shares; outstanding
         252,000 and 136,000 shares                                                  504                   272
     Common stock - par value $.001 per share,
         authorized 50,000,000 shares; outstanding
         10,012,709 and 8,648,946 shares                                          10,013                 8,649
     Additional paid-in capital                                                3,514,759             2,658,373
     Deficit                                                                  (5,395,141)           (3,434,047)
                                                                             -----------           -----------
         Total Stockholders' Deficiency                                       (1,869,865)             (766,753)
                                                                             -----------           -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIENCY                                         $    44,147           $   573,254
                                                                             ===========           ===========


                       See notes to financial statements.


                                         PREMIER CLASSIC ART, INC. & SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Year Ended
                                                                                   May 31,
                                                                 ---------------------------------------------
                                                                  2002               2001                2000
                                                                 ------             ------              ------
Sales                                                           $      337        $   100,598        $   135,200
                                                                ----------        -----------        -----------
Cost and Expenses:
      Cost of sales                                                258,865             57,887             20,259
      Selling, general
       and administrative                                          387,525            699,128          1,079,854
                                                                ----------        -----------        -----------
                                                                   646,390            757,015          1,100,113
                                                                ----------        -----------        -----------

Loss from operations                                              (646,053)          (656,417)          (964,913)

Interest expense - net                                           1,216,135            536,278            272,798

Write-off/loss on sale of marketable securities                     98,906             44,619
                                                                ----------        -----------        -----------
      Total other expenses                                       1,315,041            580,897            272,798
                                                                ----------        -----------        -----------

Loss before income tax provision
   and extraordinary gain                                       (1,961,094)        (1,237,314)        (1,237,711)

Income tax benefit                                                       -                  -           (127,000)
                                                                ----------        -----------        -----------

Loss before extraordinary gain                                  (1,961,094)        (1,237,314)        (1,110,711)

Extraordinary gain on
  extinguishment of debt (net
  of income tax of $127,000)                                             -                  -            246,974
                                                                ----------        -----------        -----------

Net (loss)                                                     $(1,961,094)       $(1,237,314)       $  (863,737)
                                                               ===========        ===========        ===========

Net (loss) per common
  share-basic and diluted                                      $     (0.21)       $     (0.16)       $     (0.20)

Extraordinary gain on
  extinguishment of debt                                                 -                  -               0.04
                                                                ----------        -----------        -----------

Net (loss) per common
  share-basic and diluted                                       $    (0.21)       $     (0.16)       $     (0.16)
                                                                ==========        ===========        ===========

Weighted average of common
  shares outstanding - basic
  and diluted                                                    9,184,738          7,816,069          5,549,875
                                                                ==========        ===========        ===========


                       See notes to financial statements.

                                         PREMIER CLASSIC ART, INC. & SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                                                 Series A
                                                                                                              Preferred Stock
                                                                                       Net unrealized      ----------------------
                                                          Comprehensive               (loss) on market-      Shares         Par
                                                Total         (loss)       Deficit     able securities     Outstanding      Value
                                               -------   ---------------  ---------   ------------------   ------------    ------
Balance June 1, 1997                        $ (456,871)                   $(1,286,196)    $       -           256,800      $  514
  Retroactive effect of 1-for-50
   reverse stock split effective
   September 1, 1999
  Net (loss)                                   (23,400)                       (23,400)
                                            ----------       -----------   ----------     ---------          --------      ------
Balance, May 31, 1998                         (480,271)                    (1,309,596)                        256,800         514
  Capitalized debt                              88,630                              -                               -
  Net (loss)                                   (23,400)                       (23,400)
                                            ----------       -----------   ----------     ---------          --------      ------
Balance, May 31, 1999                         (415,041)                    (1,332,996)                        256,800         514
  Sale of common stock (at $.12
   per share)                                   15,000
  Issuance of stock to repay accounts
   payable (valued at $.10  per share)              93
  Issuance of stock to repay debt
   and accrued interest (valued at
   $.10 per share)                                 236
  Conversion of preferred stock
   to common stock                                   -                                                        (40,000)        (80)
  Capitalized debt                              38,319
  Issuance of common stock for
   services (valued at $.10 per share)         209,362
  Issuance of common stock in
   connection with acquisition
   (valued at $.10 per share)                  306,879
  Issuance of stock warrants for
   services and in connection with
   financing                                   260,000
  Issuance of common stock for
   services (valued at $.10 per share)           1,400
  Sale of common stock (at $.10 per
   share)                                      223,600
  Conversion of preferred stock
   to common stock                                                                                            (64,000)       (128)
  Issuance of common stock to repay
   debt and accrued interest (valued
   at $.10 per share)                              400
  Conversion of preferred stock to
   common stock                                      -                                                        (16,800)        (34)
  Issuance of common stock for
   services (valued at $5.00 per share)          5,000
  Net unrealized loss on marketable
   securities                                  (44,619)     $    (44,619)                   (44,619)
  Net (loss)                                  (863,737)         (863,737)    (863,737)
                                                            ------------
  Comprehensive loss                                        $   (908,356)
                                            ----------      ============   ----------     ---------         ---------      ------
Balance, May 31, 2000                         (263,108)                    (2,196,733)      (44,619)          136,000         272


[RESTUBBED TABLE]

                                                Common Stock
                                         --------------------------         Additional
                                           Shares              Par            Paid-In
                                         Outstanding          Value           Capital
                                         -----------         -------       ------------
Balance June 1, 1997                       3,770,521        $   3,770        $  825,041
  Retroactive effect of 1-for-50
   reverse stock split effective
   September 1, 1999                      (3,695,111)          (3,695)            3,695
  Net (loss)
                                          ----------        ---------        ----------
Balance, May 31, 1998                         75,410               75           828,736
  Capitalized debt                                 -                             88,630
  Net (loss)                                       -                                  -
                                          ----------        ---------        ----------
Balance, May 31, 1999                         75,410               75           917,366
  Sale of common stock (at $.12
   per share)                                124,590              125            14,875
  Issuance of stock to repay accounts
   payable (valued at $.10  per share)           925                1                92
  Issuance of stock to repay debt
   and accrued interest (valued at
   $.10 per share)                             2,360                2               234
  Conversion of preferred stock
   to common stock                             9,000                9                71
  Capitalized debt                                                               38,319
  Issuance of common stock for
   services (valued at $.10 per share)     2,093,618            2,094           207,268
  Issuance of common stock in
   connection with acquisition
   (valued at $.10 per share)              3,069,788            3,070           303,809
  Issuance of stock warrants for
   services and in connection with
   financing                                                                    260,000
  Issuance of common stock for
   services (valued at $.10 per share)        14,000               14             1,386
  Sale of common stock (at $.10 per
   share)                                  2,236,000            2,236           221,364
  Conversion of preferred stock
   to common stock                            14,475               14               114
  Issuance of common stock to repay
   debt and accrued interest (valued
   at $.10 per share)                          4,000                4               396
  Conversion of preferred stock to
   common stock                                3,780                4                30
  Issuance of common stock for
   services (valued at $5.00 per share)        1,000                1             4,999
  Net unrealized loss on marketable
   securities
  Net (loss)

  Comprehensive loss
                                          ----------        ---------        ----------
Balance, May 31, 2000                      7,648,946            7,649         1,970,323

                       See notes to financial statements.


                                         PREMIER CLASSIC ART, INC. & SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                                                   Series A
                                                                                                                Preferred Stock
                                                                                         Net unrealized      ----------------------
                                                           Comprehensive                (loss) on market-      Shares         Par
                                                 Total         (loss)        Deficit     able securities     Outstanding      Value
                                                -------   ---------------   ---------   ------------------   ------------    ------
Balance, May 31, 2000                           (263,108)                   (2,196,733)       (44,619)          136,000         272
  Contribution of capital                         28,750
  Issuance of common stock for services
    (valued at $.20 per share)                   200,000
  Issuance of stock warrants in
      connection with convertible notes          326,300
  Issuance of stock warrants for
      services in connection with financing      134,000
  Realized loss                                   44,619    $    44,619                         44,619
  Net (loss)                                  (1,237,314)    (1,237,314)    (1,237,314)              -                -           -
                                                            -----------
  Comprehensive loss                                        $(1,192,695)
                                              ----------    ===========     ----------       ---------         --------      ------
Balance, May 31, 2001                           (766,753)                   (3,434,047)              -          136,000         272
  Issuance of stock warrants in
     connection with convertible notes
     (valued at varying amounts from $0.06 to
         $0.71 per share)                        746,620
  Conversion of preferred stock to
     common stock                                      -                                                        (70,000)       (140)
  Conversion of convertible debt to common
     stock                                        25,000
  Exercise of cashless warrants in connection
     with conversion of convertible debt          11,362
  Conversion of notes payable to
     common stock and preferred stock             75,000                                                        186,000         372
  Net (loss)                                  (1,961,094)   $(1,961,094)    (1,961,094)
                                                            -----------
  Comprehensive loss                                        $(1,961,094)
                                              ----------    ===========     ----------       ---------         --------      ------
 Balance, May 31, 2002                       $(1,869,865)                  $(5,395,141)      $       -          252,000      $  504
                                              ==========                    ==========       =========         ========      ======

[RESTUBBED TABLE]

                                                     Common Stock
                                              --------------------------          Additional
                                                 Shares              Par            Paid-In
                                               Outstanding          Value           Capital
                                               -----------         -------       ------------
Balance, May 31, 2000                          7,648,946             7,649         1,970,323
  Contribution of capital                                                             28,750
  Issuance of common stock for services
    (valued at $.20 per share)                 1,000,000             1,000           199,000
  Issuance of stock warrants in
      connection with convertible notes
  Issuance of stock warrants for
      services in connection with financing                                          326,300
  Realized loss                                                                      134,000
  Net (loss)                                           -                 -                 -

  Comprehensive loss
                                              ----------         ---------       -----------
Balance, May 31, 2001                          8,648,946             8,649         2,658,373
  Issuance of stock warrants in
     connection with convertible notes
     (valued at varying amounts from $0.06
         to $0.71 per share)                                                         746,620
  Conversion of preferred stock to
     common stock                                 15,750                16               124
  Conversion of convertible debt to common
     stock                                       290,896               291            24,709
  Exercise of cashless warrants in connection
     with conversion of convertible debt         374,009               374            10,988
  Conversion of notes payable to
     common stock and preferred stock            683,108               683            73,945
  Net (loss)

  Comprehensive loss
                                              ----------         ---------       -----------
 Balance, May 31, 2002                        10,012,709         $  10,013       $ 3,514,759
                                              ==========         =========       ===========


                       See notes to financial statements.

                                         PREMIER CLASSIC ART, INC. & SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended
                                                                                                       May 31,
                                                                                     -------------------------------------------
                                                                                       2002             2001              2000
                                                                                     --------         --------          --------
Cash flows from operating activities:
     Net (loss)                                                                    $ (1,961,094)    $ (1,237,314)      $  (863,737)

        Adjustments to reconcile net (loss) to cash provided by operating activities:
           Depreciation and amortization                                                      -                -             3,387
           Extraordinary gain on extinguishment
            of debt                                                                           -                -          (373,974)
           Non-cash interest expense on warrants issued                                 746,620          326,300                 -
           Non-cash compensation expense                                                      -          200,000           215,762
           Reserve on inventories                                                       258,865
           Other non-cash items                                                               -          134,000           260,000
           Write off / loss on sale of marketable securities                             98,906           44,619
           Non-cash sales                                                                     -          (98,906)                -
        Changes in operating assets and liabilities:
           Decrease (increase) in prepaid expenses
            and other assets                                                            166,666          166,667          (375,000)
           Decrease in inventories                                                            -           36,432            11,682
           Increase in accrued expenses                                                 556,243          119,494           187,995
                                                                                   ------------     ------------      ------------
           Net Cash Used in Operating
            Activities                                                                 (133,794)        (308,708)         (933,885)
                                                                                   ------------     ------------      ------------
Cash flows from investing activities:
     Purchase of marketable securities                                                        -                -           (46,807)
     Sale of marketable securities                                                                        28,750                 -
                                                                                   ------------     ------------      ------------
           Net Cash Provided by (Used in)
            Investing Activities                                                              -           28,750           (46,807)
                                                                                   ------------     ------------      ------------
Cash flows from financing activities:
     Proceeds from sale of common stock                                                       -                -           238,600
     Proceeds from short term borrowings                                                129,124          658,700           775,000
     Payments of short term borrowings                                                        -         (400,000)           (4,500)
                                                                                   ------------     ------------      ------------
           Net Cash Provided by Financing
            Activities                                                                  129,124          258,700         1,009,100
                                                                                   ------------     ------------      ------------

Net (decrease) increase in cash                                                          (4,670)         (21,258)           28,408

Cash - beginning of year                                                                  7,150           28,408                 -
                                                                                   ------------     ------------      ------------

Cash - end of year                                                                 $      2,480     $      7,150      $     28,408
                                                                                   ============     ============      ============

Supplemental disclosure of non-cash financing activities:
     Capital contribution to forgive debt                                          $          -     $          -      $     38,319
                                                                                   ============     ============      ============
Non-cash investing activities:
     Unrealized loss on marketable
      securities                                                                   $          -     $    (44,649)     $     44,619
                                                                                   ============     ============      ============

     Common stock issued for inventory                                             $          -     $          -      $    306,979
                                                                                   ============     ============      ============
     Common stock issued for debt                                                  $          -     $    200,000      $        729
                                                                                   ============     ============      ============
     Conversion of notes payable to common and
        preferred stock                                                            $    111,362     $          -      $          -
                                                                                   ============     ============      ============


                       See notes to financial statements.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Premier Classic Art, Inc. and its subsidiary (the "Company") formerly Pet-Con Industries, Inc. discontinued operations in June 1995. On September 1, 1999 the Company changed its name and is currently engaged in the marketing of original, hand-painted production animation cels through a variety of outlets throughout the United States.

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company's ability to continue as a going concern is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and its ability to market its inventory. Management is actively seeking additional capital to liquidate its current obligations. There is no assurance that additional capital will be obtained or the Company will be able to sell its current inventory. The Company's $375,000 note payable, which was due on September 3, 2001, was extended until March 4, 2002 contingent on a $90,000 payment, which was due November 3, 2001. The Company has not made this payment and is currently in default on this note. The Company has not paid the interest on this note, which is due monthly, and currently owes approximately $39,375 of additional interest payments which are included in accrued expenses.

     The Company is also accruing a 3% penalty per month payable in units of additional convertible notes and A and B warrants for its $638,700 convertible notes which are over 180 days old. As of May 31, 2002, the Company was assessed $317,483 in interest expense for this penalty. The Company does not have adequate cash reserves to fulfill these requirements and there is no assurance that the terms of this agreement can be met. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

     During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which will terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company shall owe Parentech a breakup fee of $75,000, which amount will be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights under certain circumstances to a return of the transaction fee.

     On September 6, 2002, the Board of Directors of the Company and Board of Directors of Parentech entered into a new agreement in connection with a Plan of Merger and Reorganization. The new transaction will be in the form of a reverse triangular merger, whereby the Company's recently formed wholly-owned subsidiary Premier Classic Acquisition Corporation will merge with and into Parentech and the Company will issue one and one-half (1.5) shares of Premier Classic Art Inc common stock to Parentech Inc stockholders in exchange for each share of Parentech common stock, Series A preferred stock or Series B preferred stock they hold.

     In addition, as part of this transaction, each outstanding share of Premier Classic Acquisition Corporation common stock will by the virtue of the merger and without any action on the part of the parties, be converted into one share of Parentech common stock.

     Parentech will be the surviving corporation of the merger and will become a wholly-owned subsidiary of Premier Classic Art Inc following the merger.

     Parentech has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well being of infants. On July 7, 2000, Parentech acquired the rights to an FDA registered sound and motion picture device called "Nature's Cradle", which is an infant environmental transition sleep system that has shown to enhance infant sleep, decrease infant crying and promote child development.

     Pursuant to a verbal agreement between the parties, certain shareholders, including Charles F. Trapp and Giltner B. Stevens, have agreed not to sell their shares of common stock for a period of six months from the date of the merger.

     The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

     Use of Estimates
     ----------------

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

     Marketable Securities
     ---------------------

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

     Concentration of Credit Risk
     ----------------------------

     Sales to one major customer accounted for approximately 98% and 63% of the net sales for the years ended May 31, 2001 and 2000, respectively.

     Reverse Stock Split
     -------------------

     Effective September 1, 1999 the Board of Directors approved a one-for-fifty reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

     Prepaid Expenses
     ----------------

     Prepaid expenses consist primarily of a three year consulting agreement expiring September 2, 2002 in the amount of $500,000 which was paid in cash by the Company in September 1999. Consulting expense charged to operations for the years ended May 31, 2002, 2001 and 2000 were $166,666, $166,666 and
     $166,667, respectively.

     Evaluation of Long-lived Assets
     -------------------------------

     Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of May 31, 2002, management concluded that no impairment exists.

     Inventories
     -----------

     Inventories, consisting of animated cels are stated at the lower of cost (first-in, first-out) or market.

     Revenue Recognition
     -------------------

     Revenue is recognized upon shipment of merchandise after the price to the buyer is fixed and determinable and title passes to customers and collectibility of the sales price is reasonably assured. The Company sold inventory for stock and valued the revenue on a pro-rata basis based on the value of the stock received as determined by a Certified Financial Analyst hired by the Company.

     Stock-Based Compensation
     ------------------------

     The Company accounts for employee stock options and warrants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, stock options and warrants are recorded using the intrinsic value method. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company recognizes compensation expense for grants of stock, stock options and warrants and other equity instruments to employees and non-employees based on fair value.

     Loss Per Common Share
     ---------------------

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants. The number of potential common shares outstanding were 37,694,734, 24,992,010 and 947,946 as of May 31, 2002, 2001, and 2000 respectively.

     Fair Value of Financial Instruments
     -----------------------------------

     At May 31, 2002, the fair values of cash, other current assets, accounts payable, short-term debt, accrued interest and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments.

     New Financial Accounting Standards
     ----------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective June 1, 2001. The adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill will no longer be subject to amortization. The adoption of SFAS No. 141 and No. 142 will not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on June 1, 2003; management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 in its year beginning June 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

3. MARKETABLE SECURITIES



                                                                                      Gross              Gross
                                                              Estimated             Unrealized         Unrealized
                                               Cost           Fair Value              Gains              Losses
                                          ----------------  ----------------   -----------------  -----------------

     May 31, 2001:
       Marketable securities-
        non-current:
              Preferred stock                $98,906           $98,906               $    -              $    -
                                             =======           =======               ======              ======

     May 31, 2002:
       Marketable securities-
        non-current:
              Preferred stock                $     -           $     -               $    -              $    -
                                             =======           =======               ======              ======

     On June 13, 2000 the Company exchanged 17,500 shares of marketable securities owned by the Company for 5,000 shares of other marketable securities owned by a shareholder. The Company recorded a realized loss of $44,619 for the year ended May 31, 2001 in connection with the exchange. The Company sold the 5,000 shares received from the shareholder on the exchange date and recorded a contribution of capital by the shareholder in the amount of $28,750.

     On March 8, 2001 the Company signed an agreement for the sale of 80,000 pieces of cel art for 40,000 shares of the buyers Series B Convertible Preferred Stock, $100 par value. The preferred stock has an 8% cumulative dividend payable quarterly in cash or in kind at option of the Company and during the first two years after closing, the stock shall convert into common stock at a 20% discount and after two year convertible into common stock at 80% of average closing price.

     The Company retained a financial analyst to render an opinion on the value of its ownership of the 40,000 shares of the buyers Series B Convertible Preferred Stock. Based on the financial analyst findings, the Company valued the investment at approximately $750,000. As of May 31, 2001, the Company shipped 10,550 (13%) of the 80,000 cels and recorded the investment of $98,906 (13% of $750,000). As of May 31, 2002, the Company did not
     fulfill its obligation under the agreement and realized a loss of $98,906 on this investment during the year ended May 31, 2002.

4. INVENTORY

     The Company's inventory consists of approximately 385,000 original, hand-painted production animation cels of which 200,000 cels are secured as collateral for the Company's short-term debt (See Note 5) and the balance are secured as collateral for the Company's convertible debt.

     As of May 31, 2002 the inventory of animation cels in the amount of $258,865 was reserved in full.

5. DEBT

     Notes payable consists of the following:

                                                     May 31,         May 31,
                                                      2002            2001
                                                      ----            ----
     Demand note from an officer,
      interest at 12% (a) (b)                      $ 37,124          $      -
                                                   ========          ========




     Convertible notes payable consists of the following:


                                                     May 31,         May 31,
                                                      2002            2001
                                                      ----            ----

     Convertaible promissory note to
      a former director, interest at 10%. The
      note is currently in default. (d)         $   375,000       $   375,000

     Convertible promissory notes,
      interest at 12% (e)                           638,700           658,700
                                                -----------       -----------
                                                $ 1,013,700       $ 1,033,700
                                                ===========       ===========


(a) In November 2001, the Company signed a 12% demand note for $20,000 with an officer of the Company. The Company included $1,400 of interest expense on this note for the year ended May 31, 2002 which is included in accrued expenses.

(b) During the quarter ended May 31, 2002, the Company signed a 12% demand note for $17,124 with an officer of the Company. The Company included $43 of interest expense on this note for the year ended May 31, 2002 which is included in accrued expenses.

(c) In September 2001, the Company received a demand loan for $17,000. In December 2001, the Company paid the demand loan in full.

(d) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a Director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999. At May 31, 2002, the Company is twelve months in arrears on the payment of interest totaling approximately $39,375. As of September 6, 2002, the Company is currently sixteen months in arrears on the payment of the interest totaling approximately $52,500.

    On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid $300,000 in principal on September 3, 2000 and an additional $100,000 on November 3, 2000. The balance of the note, $375,000, which was due on September 3, 2001 had been extended until March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. The Company has not made this payment and is currently in default on this note. The note is collateralized by 200,000 pieces of cel art. The Company is continuing to negotiate with the lender.

    The $375,000 note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share (which was above fair market value). The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). Upon the issuance of the shares and the warrants the Company recorded additional consulting expenses of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $63,000 and $63,000 for the years ended May 31, 2002 and 2001, respectively.

    In September 2001, the Company cancelled the warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share and reissued to the holder a warrant to purchase 500,000 shares of the Company's common stock at $0.50 per share which expire September 2004. The Company recorded an additional $27,804 interest expense, which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $6.565 for the year ended May 31, 2002

    The holder of this note received a first priority security in the Company's inventory and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(e) Commencing August 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 3,176,584 and 6,011,016 A warrants and 6,353,167 and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share expiring in December 2003 for the years ended May 31, 2002 and May 31, 2001, respectively. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereby if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 36,750,400 shares of common stock at $.125 per share. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which the Company has the option to pay in cash or in additional units of the Company's common stock. This resulted in an additional $904,061 and $1,337,800 of interest expense for the years ended May 31, 2002 and May 31, 2001 which will be amortized over the term of the notes. Included in interest expense is $677,055 and $326,300 for the years ended May 31, 2002 and 2001, respectively.

    In November 2001, $25,000 of these convertible promissory notes and interest of $11,362 were converted into 290,896 shares of common stock. In connection with this conversion, 581,792 cashless warrants were exercised and 374,009 shares of common stock were issued. The Company also issued an additional $5,000 of the convertible notes.

(f) Upon the execution of the Memorandum of Understanding the Company received a transaction fee of $75,000 in the form of a loan from Parentech. The term of the loan is six months and accrues interest at the rate of 8% per annum. In March, 2002, the Company amended the agreement with Parentech in which Parentech cancelled the loan and agreed to accept 683,108 shares of the Company's common stock and 186,000 shares of the Company's preferred stock for full payment of the note.


6. STOCK OPTIONS AND WARRANTS

     In September 1999, the Company issued three-year warrants which expire September 2002 to purchase 666,666 shares of Common Stock at an exercise price of $1.00 per share (which was above fair market value) in connection with the execution of a consulting agreement and convertible note. This resulted in an additional $284,000 consulting expense which will be amortized over the one year term of the agreement, and an additional $189,333 interest expense which will be amortized over the three year term of the convertible note.

     In August 2000, the Company issued warrants to purchase 18,033,049 shares of Common Stock at an exercise price of $0.125 per share in connection with the execution of convertible promissory notes. The fair market value of the Company's stock was not readily determinable at the time of issuance. In November 2001, 581,792 warrants were exercised and 374,009 shares of common stock in connection with the conversion of $25,000 of convertible promissory notes. The warrants expire in December 2003. This resulted in an additional $904,061 and $1,337,800 interest expense for the years ended May 31, 2002 and May 31, 2001 which will be amortized over the term of the agreement.

     In September 2001, the Company cancelled three year warrants which expire September 2002 to purchase 400,000 shares of common stock at an exercise price of $1.00 per share and re-issued three year warrants which expire September 2004 to purchase 500,000 shares of common stock at an exercise price of $.50 per share.

     The fair value of warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in the year ending May 31, 2002 and 2001, respectively: dividend yield of -0-%, -0-% and -0-%, expected volatility of 80%, 80% and 1%, risk free interest rate of 6%, 7% and 7% and expected lives of forty-one months and one to three years.

     Information regarding the Company's warrants for the three years ended May 31, 2002 is as follows:


                                         May 31, 2002                    May 31, 2001                      May 31, 2000
                               -------------------------------  --------------------------------  ----------------------------------

                                             Weighted Average                  Weighted Average                    Weighted Average
                                   Shares     Exercise Price       Shares       Exercise Price      Shares         Exercise Price
                               ------------ ------------------  -----------   ------------------  ----------      ------------------
Warrants outstanding
 beginning of period            18,699,715      $ 0.28             666,666         $  1.00              --             $    --
Warrants exercised                (581,792)     $ 0.13                  --         $    --              --             $    --
Warrants granted                10,029,031      $ 0.14          18,033,049         $ 0.125         666,666             $ 1.000
Warrants cancelled                (400,000)     $ 1.00                  --         $    --             --                   --
                                ----------                      ----------                         -------
Warrants outstanding,
 end of period                  27,746,954      $ 0.22          18,699,715         $  0.28         666,666             $  1.00
                                ==========                      ==========                         =======

Warrants price range
 end of period                               $.125 - $1.00                    $0.0125 - $1.00                      $1.00

Weighted-average fair value
 of warrants granted during
 the year                                       $0.09                             $0.07                            $0.71




     The following table summarizes information about fixed-price stock warrants outstanding at May 31, 2002:

                                                 Weighted Average             Weighted                Number            Weighted
      Range of         Number Outstanding      Remaining Contractual      Average Exercise        Exercisable at        Average
  Exercise Prices        at May 31, 2002               Life                    Price               May 31, 2002      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 $0.125 - $1.00            28,328,746                1.4 Years                 $0.22                28,328,746            $0.22

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

8. INCOME TAXES

     The Company has a net operating loss ("NOL") carryforward of approximately $5,395,000 expiring in various years through 2014. The Company has not reflected any benefit of such NOL carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

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

     There is no provision for income taxes for the years ended May 31, 2002 and 2001, as the Company had net losses.

     The tax effect of the net operating loss carryforward on deferred income taxes at May 31, 2002 and 2001 was as follows:

                                                       May 31,                                        May 31,
                                                        2002                                           2001
                                     -------------------------------------------    ------------------------------------------
                                          Temporary                                     Temporary
                                         Difference             Tax Effect              Difference            Tax Effect
                                     --------------------   --------------------    -------------------   --------------------
Net operating loss                       $ 5,395,000            $ 2,158,000            $ 3,434,000            $ 1,374,000

Valuation allowance                       (5,395,000)            (2,158,000)            (3,434,000)            (1,374,000)
                                         -----------            -----------            -----------            -----------
                                         $        --            $        --            $        --            $        --
                                         ===========            ===========            ===========            ===========



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

     (d) During the year ended May 31, 2001, a related party was sold $600,000 12% convertible promissory notes as described in Note 5.

11. PENSION PLAN

     The Company has a 401-k Retirement Plan that matches employee contributions up to 7% of payroll. The Company contributed $-0-, $1,347 and $3,150 to the 401-k plan for the years ended May 31, 2002, 2001 and 2000, respectively.

12. SHAREHOLDERS' DEFICIENCY

     Preferred Stock
     ---------------

     As of May 31, 2002, the Company has 252,000 shares of 8% cumulative convertible preferred stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $0.20 per share payable quarterly when and if declared by the Board of Directors. The Company has not declared a dividend since issuance.

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into .2222 shares of common stock.

     During November 2001, 22,000 shares of preferred stock were converted into 4,950 shares of common stock. During May 2002, 48,000 shares of preferred stock were converted into 10,800 shares of common stock.

     In March 2002, the Company issued 186,000 shares of preferred stock in connection with the Company's merger agreement with Parentech.

     The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $2.50 per share plus all declared and undeclared dividends which total $151,560 at May 31, 2002.

     In August 1999, the shareholders approved a 1 for 50 reverse stock split of this common stock which had the effect of reducing the conversion feature of the Preferred Stock from 11.25 shares of common to .2222 shares of common stock.

13. COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     On September 3, 1999, the Company signed a sublease and assembly agreement with a warehouse facility. The sublease requires the Company to pay certain utility and related charges.

     Rent expense for the years ended May 31, 2001, 2000 and 1999 was $12,000, $12,000 and $8,000, respectively.

     The assembly agreement requires the Company to pay actual labor and material costs plus 15% of those costs to assemble the cels. The agreement also requires the Company to pay actual labor, material and shipping costs plus 15% of those costs to ship the cels. All costs are expensed as incurred.

     Distribution Agreement
     ----------------------
     On September 3, 1999, the Company signed a three-year distribution agreement with an option to extend it for an additional two years. The distribution agreement requires the Company to pay a fee of 50% of the distributors retail price when the distributor sells directly to the ultimate consumer and 25% when sold to wholesalers. No sales have been made under this agreement.

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

                 Name                   Age               Company Position
       -------------------------    ------------    --------------------------
       Charles F. Trapp                 53          Chairman, Chief Executive
                                                      Officer and President
       Louis A. Pistilli                47          Director
       Giltner Stevens                  55          Director


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

     Giltner Stevens has been a director of the Company since July, 2000. He now serves as a corporate director for several companies and is a Director of Arvest Bank of Joplin, Missouri. Since 1977, he served as the President and Chief Executive Officer of the Brady Stevens Company, which specialized in residential re-sales, as well as commercial, industrial real estate and property management. He received a B.S. in business administration from the University of Missouri. He has served as the Chairman of the Joplin Chamber of Commerce and as President of the Joplin Business Industrial Development Authority. Mr. Stevens resigned in July 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended May 31, 2001, 2000 and 1999, the annual and long-term compensation paid or accrued of the Company's named officers.


                           SUMMARY COMPENSATION TABLE

                                                                                                                     Long-Term
                                                                                                                Compensation Awards
                                                                                                                     Securities
            Name and                                                                  Annual Compensation            Underlying
       Principal Position             Year         Salary       Bonus     Other         Options/SARS (#)            Compensation
-----------------------------      ----------     --------     -------   -------     ----------------------     --------------------
Charles Trapp                         2002        $ 60,000     $    --   $    --
President, Chairman                   2001 *      $ 60,000
of the Board, Chief                   2000        $ 45,000
Executive Officer


* Does not include $1,347 in 2001 and $3,150 in 2000 contributed by the Company to the 401(k) plan for Charles Trapp. Salary of $60,000 and $55,000 is accrued as of May 31, 2002 and May 31, 2001, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group.


          Name and Address of                     Amount and Nature
           Beneficial Owner                          of Ownership                    Approximate % of Class
----------------------------------------     -----------------------------     -----------------------------------
Charles F. Trapp, Chairman,
  Chief Executive Officer
  and President (1)                                   1,158,845                              13.4%
Louis Pistilli, Secretary
  and Director                                          125,000                               1.4
Joe Cool Collectables, Inc.                           2,369,788                              35.5
Giltner Stephens (2)                                    833,268                               9.6
Herman Rush (3)                                         966,667                               3.1
Directors and Officers as
 a Group                                              2,283,845                              26.4

(1) Does not include 8,682,656 shares underlying convertible notes, 8,682,656 A warrants and 17,365,312 B warrants that are being cancelled upon completion of the merger with Parentech, Inc.
(2) Includes 120,968 shares underlying a convertible note, 312,300 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.50 per share which expire in September 2004.
(3) Includes an option to purchase 266,667 shares at $1.00 per share which expires in September 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Herman Rush, who owns 700,000 shares of the Company's common stock and an option to purchase 266,667 shares of the Company's issued and outstanding common stock at $1.00 per share which expires September 2002, is the President of Royal Animated Art, Inc. The Company has entered into a Sub-Lease and Assembly Agreement, as well as a Distribution Agreement, with Royal Animated Art, Inc.

     On September 2, 1999, the Company acquired the assets, consisting of inventory or original, hand-painted production animation cels, of Cool Classic, Inc., a subsidiary of Joe Cool Collectibles, Inc. for 3,069,788 shares of the Company's common stock.

     Mr. Giltner Stephens owns 350,000 shares of the Company's common stock, a warrant to purchase 500,000 shares at $0.50 per share which expires in September 2004 and a one year $775,000 convertible note due September 2, 2002 convertible into 250,000 shares at $3.10 per share.

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

     During the year ended May 31, 2001, the Company issued Charles F. Trapp $600,000 of 12% convertible promissory notes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

                                                                     Page
                                                                     ----
      1. Financial Documents:

     Independent Auditors' Report                                  F-1 - F-2

     Balance Sheets, May 31, 2002
      and 2001                                                        F-3

     Statements of Operations,
      Years Ended May 31, 2002,
      2001 and 2000                                                   F-4

     Statements of  Stockholders'
      Deficiency, Years Ended May 31,
      2002, 2001 and 2000                                          F-5 - F-6

     Statements of Cash Flows,
      Years Ended May 31, 2002,
      2001 and 2000                                                   F-7

     Notes to  Financial Statements                                F-8 - F-19

     2. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the fourth quarter of the year ending May 31, 2002.

     (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB.

Exhibit No.       Description
-----------       -----------

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



                            PREMIER CLASSIC ART, INC.



Date: September 12, 2002                        By: /s/ Charles F. Trapp
                                                    ----------------------------
                                                    Charles F. Trapp, President
                                                    (Principal Financial and
                                                     Accounting Officer)



 /s/ Charles F. Trapp
---------------------------------------
Charles F. Trapp, President
 and Director


 /s/ Louis A. Pistilli
---------------------------------------
Louis A.  Pistilli, Director