Form 10QSB
period 2002-08-31
PREMIER CLASSIC ART INC
filed 2002-10-21
CIK 1095606

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2002

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

         At October 1, 2002 there were 10,012,709 shares of Common Stock, $.001 par value, outstanding.

                            PREMIER CLASSIC ART, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------



Part I - Financial Information                                              1

       Item 1.  Financial Statements

                Consolidated Balance Sheets as of August 31,
                2002(unaudited) and May 31, 2002                            2

                Consolidated Statements of Operations
                for the Three Months Ended August
                31, 2002 and 2001 (unaudited)                               3

                Consolidated Statements of Cash Flows
                or the Three Months Ended August 31, 2002
                and 2001 (unaudited)                                        4

                Notes to Consolidated Financial Statements
                (unaudited)                                               5 - 9

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               10 - 13

Part II - Other Information

       Item 1.  Legal Proceedings                                          13

       Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                                 14

PART I.    Financial Information

  Item 1.  Financial Statements
           --------------------

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

         The results of operations for the three-month period ended August 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                  August 31,            May 31,
                                                                                     2002                 2002
                                                                                 -----------         -----------
                                                                                 (Unaudited)

Current Assets:
   Cash                                                                          $     3,674         $     2,480
   Prepaid expenses                                                                       --              41,667
                                                                                 -----------         -----------
      Total Current Assets                                                             3,674              44,147
                                                                                 -----------         -----------

      TOTAL ASSETS                                                               $     3,674         $    44,147
                                                                                 ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Short-term debt                                                               $    42,134         $    37,124
   Convertible notes payable                                                       1,013,700           1,013,700
   Accrued interest                                                                  667,052             550,538
   Accrued payroll                                                                   124,633             124,633
   Accrued professional fees                                                         135,079             140,179
   Accrued expenses                                                                  119,453              47,838
                                                                                 -----------         -----------
      Total Current Liabilities                                                    2,102,051           1,914,012
                                                                                 -----------         -----------

Commitments and Contingencies

Stockholders' Deficiency:
   Series A cumulative convertible
      preferred stock - 8% cumulative, par value $.002
      per share, authorized 10,000,000 shares;
      outstanding 252,000 and 252,000 shares                                             504                 504
   Common stock - par value $.001 per share,
      authorized 50,000,000 shares;
      outstanding 10,012,709 and 10,012,709 shares                                    10,013              10,013
   Additional paid-in capital                                                      3,773,463           3,514,759
   Deficit                                                                        (5,882,357)         (5,395,141)
                                                                                 -----------         -----------
      Total Stockholders' Deficiency                                              (2,098,377)         (1,869,865)
                                                                                 -----------         -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                $     3,674         $    44,147
                                                                                 ===========         ===========



                       See notes to financial statements.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                           ----------------------------------
                                            August 31,            August 31,
                                                2002                 2001
                                           ------------          ------------

Sales                                      $         --          $        107
                                           ------------          ------------

Cost and Expenses:
   Cost of sales                                     --                     3
   Selling, general
    and administrative                           74,108                88,132
                                           ------------          ------------
                                                 74,108                88,135
                                           ------------          ------------

Loss from operations                            (74,108)              (88,028)

Other expense:
   Interest expense-net                         413,108               180,664
                                           ------------          ------------

Net loss                                   $   (487,216)         $   (268,692)
                                           ============          ============

Net loss per common
   share-basic and diluted                 $      (0.05)         $      (0.03)
                                           ============          ============

Weighted average of common
   shares outstanding - basic
   and diluted                               10,012,709             8,648,946
                                           ============          ============



                       See notes to financial statements.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                              -------------------------------
                                                                              August 31,           August 31,
                                                                                 2002                 2001
                                                                              ----------           ----------

Cash flows from operating activities:
   Net loss                                                                   $(487,216)           $(268,692)

      Adjustments to reconcile net loss to cash provided by operating activities:
         Non-cash interest expense                                              258,704              113,669

      Changes in operating assets and liabilities:
         Decrease in inventory                                                       --                    3
         Decrease in prepaid expenses                                            41,667               41,666
         Increase in accrued expenses                                           183,029              107,214
                                                                              ---------            ---------
      Net Cash Used in Operating Activities                                      (3,816)              (6,140)
                                                                              ---------            ---------

Cash flows from financing activities:
   Proceeds from short term borrowings                                            5,010                   --
                                                                              ---------            ---------

      Net Cash Provided by Financing Activities                                   5,010                   --
                                                                              ---------            ---------

Net increase (decrease) in cash                                                   1,194               (6,140)

Cash - beginning of period                                                        2,480                7,150
                                                                              ---------            ---------

Cash - end of period                                                          $   3,674            $   1,010
                                                                              =========            =========



                       See notes to financial statements.

                     PREMIER CLASSIC ART, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of August 31, 2002 and the consolidated statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for May 31, 2002 was derived from audited financial statements.

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

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cool Classics, Inc. ("Cool Classics"). All intercompany transactions and balances have been eliminated.

         The Company's $375,000 note payable, which was due on September 3, 2001, was extended until March 4, 2002 contingent on a $90,000 payment, which was due November 3, 2001. As of May 2002 the Company had not made this payment and was in default on this note. In May 2002, $275,000 of this note was assumed by Cool Classic. As of August 31, 2002, Cool Classic had not paid the principal or interest on this note, which is due monthly, and currently owes approximately $49,219 of additional interest payments which are included in accrued expenses. The note is collateralized by 200,000 pieces of cel art.

         Cool Classic is also accruing a 3% penalty per month payable in units of additional convertible notes and A and B warrants for its $638,700 convertible notes which are over 180 days old. The Notes are secured by the assets of the Company and are subordinate to the $375,000 note. These notes are held by three individuals including an officer/director of the Company. The notes were assumed from the Company by Cool Classic in May 2002. As of August 31, 2002, Cool Classic was assessed $425,031 in interest expense for this penalty. On September 24, 2002 the Company received notice of default and non-payment of the above notes and interest. The notice of default and non payment was not cured during the grace period and on October 16, 2002 the note holders made a further demand according to the terms of the General Security Agreement to take possession of the collateral. Neither Cool Classic nor the Company has adequate cash reserves to this demand for payment. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         During December 2001, the Company signed a Memorandum of Understanding ("Memorandum of Understanding") to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which would terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company would owe Parentech a breakup fee of $75,000, which amount would be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights to a return of the transaction fee.

         On July 31, 2002, the parties terminated all agreements associated with this transaction, including the payment of the breakup fee, but began discussions on restructuring the transaction.

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

4.       EARNINGS PER COMMON SHARE

         Basic (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants and options. The number of potential common shares outstanding was 42,283,406 and 26,776,608 as of August 31, 2002 and 2001, respectively.

5.       DEBT

         Notes payable by Cool Classic consist of the following:

                                                   August 31,         May 31,
                                                      2002             2002
                                                   ----------       ----------
         Demand note from an officer,
          interest at 12% (a) (b)                  $   42,134       $   37,124
                                                   ==========       ==========


         Convertible notes payable by Cool Classic consist of the following:

                                                   August 31,         May 31,
                                                      2002             2002
                                                   ----------       ----------

         Convertible promissory note to a
          former director, interest at 10%. The
          note is currently in default. (d)        $  375,000       $  375,000

         Convertible promissory notes,
          interest at 12% (e)                         638,700          658,700
                                                   ----------       ----------
                                                   $1,013,700       $1,033,700
                                                   ==========       ==========


         Short-term debt consists of the following:

(a) In November 2001, the Company signed a 12% demand note for $20,000 with an officer of the Company. This note was assumed by Cool Classic in May 2002. Cool Classic included $615 of interest expense on this note for the three months ended August 31, 2002 which is included in accrued expenses.

(b) During the quarter ended May 31, 2002, Cool Classic signed a 12% demand note for $17,124 with an officer of the Company. Cool Classic included $514 of interest expense on this note for the three months ended August 31, 2002 which is included in accrued expenses.

(c) In September 2001, the Company received a demand loan for $17,000. In December 2001, the Company paid the demand loan in full.

(d) During the quarter ended August 31, 2002, Cool Classic signed a 12% demand note for $5,010 with an officer of the Company. Cool Classic included $26 of interest expense on this note for the three months ended August 31, 2002 which is included in accrued expenses.

(e) On September 3, 1999, the Company issued a $775,000, 10 1/2 % convertible note to a related party (a director of the Company) due September 3, 2000. Interest is payable monthly, commencing December 1999 and payable in arrears from September 1999.

     On August 18, 2000, the Company signed an agreement to extend the due date until September 3, 2001. Under this agreement, the Company paid $300,000 in principal on September 3, 2000 and an additional $100,000 on November 3, 2000. The balance of the note, $375,000, which was due on September 3, 2001 had been extended until March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. Cool Classic assumed $275,000 of this note in May 2002. As of October 2, 2002, the Company and Cool Classic have not made this payment, are in arrears on the payment of the interest totaling approximately $45,940 and are currently in default on this note. The note is collateralized by 200,000 pieces of cel art. Cool Classic is continuing to negotiate with the lender.



     The $375,000 note is convertible into 120,967 shares of Cool Classic common stock, at the option of the holder, at a conversion price of $3.10 per share (which was above fair market value). The automatic conversion provision has been terminated. In connection with the execution of this note, the Company sold the holder 100,000 shares of the Company's restricted common stock for $.001 per share (which was below fair market value) and a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.00 per share (which was above fair market value). Upon the issuance of the shares and the warrants the Company recorded additional consulting expenses of $284,000 which will be amortized over the one year term of the agreement and an additional $189,333 interest expense which will be amortized over the three year term of the note as a result of this transaction. Due to the assumption by Cool Classic of this note, Cool Classic and the Company included in interest expense $15,750 and $15,750 for the three months ended August 31, 2002 and 2001, respectively.



     In September 2001, the Company cancelled the warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share and reissued to the holder a warrant to purchase 500,000 shares of the Company's common stock at $0.50 per share which expire September 2004. The Company recorded an additional $27,804 interest expense, which will be amortized over the three year term of the note as a result of this transaction. Included in interest expense is $2,317 for the three months ended August 31, 2002

     The holder of this note received a first priority security interest in the inventory that was assumed by Cool Classic in May 2002 and an insurance policy in the amount of $1.5 million, naming the holder as an additional insurer.

(f) Commencing August 2000, the Company issued $658,700 of 12% convertible promissory notes which are due the earlier of 180 days from the date of the note or upon completion of an equity financing. In connection with the notes, the Company issued 3,176,584 and 6,011,016 A warrants and 6,353,167 and 12,022,033 B warrants to purchase the Company's common stock at $.125 per share expiring in December 2003 for the years ended May 31, 2002 and May 31, 2001, respectively. The Notes are secured by the assets of the Company and are subordinated to the $375,000 note. In connection with the notes, a registration rights agreement was signed which includes a mandatory registration clause whereby if the Company does not file a registration agreement with the SEC within 180 days from the date of the note, on the first day thereafter and each 30 day period thereafter the Company will pay a monthly penalty of 3% of the outstanding units. The penalty is payable in additional units until such a time as the shares underlying the note and warrants are eligible to be sold. The notes and warrants are convertible into 36,750,400 shares of common stock at $.125 per share. The notes were assumed by Cool Classic in May 2002. The fair market value of the stock was not readily determinable at the time of issuance. Interest is payable monthly in arrears which Cool Classic has the option to pay in cash or in additional units of Cool Classic common stock. This resulted in an additional $904,061 and $1,337,800 of interest expense for the years ended May 31, 2002 and May 31, 2001 which will be amortized over the term of the notes. Included in interest expense is $240,636 and $97,891 for the three months ended August 31, 2002 and 2001, respectively.

         In November 2001, $25,000 of these convertible promissory notes and interest of $11,362 were converted into 290,896 shares of common stock. In connection with this conversion, 581,792 cashless warrants were exercised and 374,009 shares of common stock were issued. The Company also issued an additional $5,010 of the convertible notes in August 2002.

(g) Upon the execution of the Memorandum of Understanding the Company received a transaction fee of $75,000 in the form of a loan from Parentech. The term of the loan is six months and accrues interest at the rate of 8% per annum. In March, 2002, the Company amended the agreement with Parentech in which Parentech cancelled the loan and agreed to accept 683,108 shares of the Company's common stock and 186,000 shares of the Company's preferred stock for full payment of the note.

6.       PREFERRED STOCK

         Preferred Stock
         ---------------

         As of August 31, 2002, the Company has 252,000 shares of 8% cumulative convertible preferred stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $0.20 per share payable quarterly when and if declared by the Board of Directors. The Company has not declared a dividend since issuance.

         The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $2.50 per share plus all declared and undeclared dividends which total $164,160 at August 31, 2002.

         The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into .2222 shares of common stock.

Item 2.  Management's' Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-KSB for the fiscal year ended May 31, 2002 and filed dated September 12, 2002, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

         Critical Accounting Policies
         ----------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investment, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         The Company pursues strategic acquisitions. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments carrying value, thereby possibly requiring an impairment charge in the future.

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than no to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         The Company has evaluated its disclosure controls and procedures within ninety days ("Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of our knowledge and belief, there have been no significant changes in internal controls or other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.

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

         On September 3, 1999, the Company issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note"). In connection with the execution of this Note, the Company sold the holder 100,000 shares of the Company's common stock for $.001 per share (which was below fair market value) and issued him a warrant to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Note is collateralized with 200,000 of the Company's cells. On August 18, 2000, the Company signed an extension agreement to extend the due date of the Note until September 3, 2001 (the "Extension Agreement"). Under this agreement, the Company was required to make a principal payment on the Note of $300,000 on or before September 3, 2000 and $100,000 on or before October 3, 2000. The Company made the $400,000 of principal payments and extended the note to March 4, 2002 contingent upon a $90,000 payment due November 3, 2001. As of May 2002, the Company had not made this payment and was in default on this note. The $375,000 balance remaining on the Note is convertible into 120,967 shares of the Company's common stock, at the option of the holder, at a conversion price of $3.10 per share. In September 2001, the Company increased the number of shares purchasable upon exercise of the warrant from 400,000 to 500,000 and changed the exercise price of the warrant from $1.00 per share to $0.50 per share. In May 2002, Cool Classic assumed $275,000 of this note.

         During the year ended May 31, 2001, the Company issued $658,700 of a 12% convertible notes. The note is convertible into common stock at $0.125 per share. Interest on the note was paid with additional notes. Proceeds from this financing were used to reduce the $775,000 note due September 3, 2000 by $400,000 and the balance for accounts payable and operating expenses. The note was assumed by Cool Classic in May 2002.

         During December 2001, the Company signed a Memorandum of Understanding to merge with Parentech, Inc. ("Parentech") of Solana Beach, California. Parentech paid the Company a transaction fee of $75,000 upon execution of this memorandum. The payment was made in the form of a six month, 8% loan which would terminate upon completion of the merger. If the merger is not completed, under certain circumstances, the Company would owe Parentech a breakup fee of $75,000, which amount would be paid in addition to repayment of the loan. On March 1, 2002, the Company agreed to issue 683,108 shares of common stock and 186,000 shares of preferred stock of the Company to certain parties who provided the transaction fee funding in consideration of Parentech waiving its rights to a return of the transaction fee.

         On July 31, 2002, the parties terminated all agreements associated with this transaction, including the payment of the breakup fee, but began discussions on restructuring the transaction.

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



         Three Months Ended August 31, 2002 compared to
         ----------------------------------------------
             Three Months Ended August 31, 2001
             ----------------------------------

         Selling, General and Administrative Expenses
         --------------------------------------------

         Selling, general and administrative expenses decreased from $88,132 for the three months August 31, 2001 to $74,108 for the three months ended August 31, 2002. The Company attributes the decrease primarily to reduced compensation expense and professional fees for the three months ended August 31, 2002.

         Interest Expense
         ----------------

         Interest expense increased from $180,664 for the three months ended August 31, 2001 to $413,108 for the three months ended August 31, 2002. The Company attributes the increase to the 3% penalty assessed on the convertible notes and the interest booked in connection with the warrants which is included in interest expense for the three months ended August 31, 2002.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings
                     -----------------

                 The Company is not a party to any litigation or pending legal proceedings.

         Item 6.     Exhibits and Reports on Form 8-K
                     --------------------------------

                 (a) None.

                 (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended August 31, 2002.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                PREMIER CLASSIC ART, INC.





Date: October 18, 2002                          By: /s/Charles F. Trapp
                                                   -----------------------------
                                                   Charles Trapp, President
                                                   (Principal Financial and
                                                   Accounting Officer)