Form 10KSB
period 2002-12-31
PREMIER CLASSIC ART INC
filed 2003-05-15
CIK 1095606

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE FISCAL YEAR                          COMMISSION FILE
          ENDED December 31, 2002                      NUMBER 001-15591


                                PARENTECH, INC.
                      (FORMERLY PREMIER CLASSIC ART, INC.)
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


              DELAWARE                               94-3353519
     ------------------------           ------------------------------------
     (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        777 SOUTH HIGHWAY 101, SUITE 215
                             SOLANA BEACH, CA 92075
                          (858) 847-9000 (ADDRESS AND
                   TELEPHONE OF PRINCIPAL EXECUTIVE OFFICES)

                               1158 Staffler Road
                             Bridgewater, NJ 08807
                 (Registrant's former address as last reported)

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No[  ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Parentech, Inc.'s  revenues for its most recent fiscal year:  $7833

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2002, was $4,907,953.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [ X ] Yes [ ] No

The number of shares outstanding of common stock, as of December 31, 2002 was 41,761,593 shares of Common Stock, $0.001 par value.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):
         [  ] Yes     [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT WE "BELIEVE", "EXPECT" AND "ANTICIPATE" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. YOU ARE STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.


ITEM 1.  DESCRIPTION OF BUSINESS

History

Premier Classic Art, Inc. ("Premier," the "Company," or, after the merger of Parentech, Inc. with and into Premier and the change of its name to Parentech, Inc., "Parentech") was incorporated in the State of Delaware under the name Huggie Heart, Inc. ("Huggie Heart") on June 14, 1991. On August 30, 1991, Huggie Heart merged with Huggie Heart International, Inc., a Utah corporation. Huggie Heart was the surviving corporation, and in connection with the merger changed its name to Huggie Heart International, Inc. On June 21, 1993 changed its name to Pet-Con Industries, Inc., the name under which it operated until September 1999, when it merged with Cool Classic Incorporated and changed its name to Premier Classic Art, Inc.

Prior to the acquisition of Cool Classic Incorporated, Premier manufactured recyclable containers and bottles for sale to private grocery product manufacturers and food packers. Premier discontinued these operations in June 1995 and had no operating activities from then until September 1999.


Acquisition of Cool Classic Incorporated

Having discontinued its food container manufacturing activities, the Company sought alternative lines of business to enter into in order to generate revenues and profits. For that reason, on September 2, 1999, the Company acquired all of the outstanding shares of stock of Cool Classic Incorporated, a Nevada corporation that owned approximately 385,000 original, hand-painted animation production cels, in exchange for 3,069,788 shares of the Company's common stock.

Also in connection with that acquisition, Premier hired Charles Trapp as its President, appointed him a director and issued to him 1,158,845 shares of its common stock. At the same time, Louis A. Pistilli joined the Company as a director and issued to him 75,000 shares of the Company's common stock.

The purpose of this acquisition was for Premier to enter into the business of marketing the cels of Cool Classic Incorporated as the Company's principal business activity. In the strictest sense, a cel is a plastic sheet, either cellulose nitrate or cellulose acetate, on which animated characters are painted. In practice, the term cel has come to mean that plastic sheet in combination with the outline and coloring of a character, object or special effect.

The Company's cel collection included a combination of 12 field cels (approximately 12" x 10" in size) and pan cels (approximately 36" x 10" in size). The cels were selected from and were used in such productions as Real Ghostbusters/Slimer, Ewoks (Star Wars), He-Man, Masters of the Universe, She-Ra Princess of Power, Bravestar, Flash Gordon, Shelly Duvall's Bedtime Stories, Beethoven, Back to the Future and others. These cels were hand-painted and were actually used in the making of animated films. Each animation consisted of thousands of individual hand-painted cels, filmed in sequence to create the illusion of motion.

Many original production cels have been either lost or destroyed through the years, which enhances the value of those that remain as collectible art. In addition each cel is a one-of-a-kind piece of art, and this rarity also enhances its value. Because they were created to make an actual cartoon, each cel is a component part of a larger movement. Different cels from the same scene may be more or less desirable depending on a variety of factors such as size, profile and expression of the character, any damage to inking or paint and overall visual appearance.

Despite persistent efforts to commercialize the cels acquired from Cool Classics Incorporated, the Company was not able to do so. In an effort to improve the Company's prospects, it sought out companies with products that could be commercialized as possible additional acquisition targets.


The Merger with Parentech

One of the companies that Premier evaluated was Parentech, Inc. ("Parentech"), a Delaware corporation with its principal offices in Solana Beach, California. Parentech held patents on a child development product that Premier considered to have substantial commercial appeal, Nature's Cradle. Nature's Cradle is an "infant environmental transition system" that simulates certain elements of the pre-birth environment to reduce the stress experienced by a newborn in adjusting to the dramatic change in environment following birth.

In December 2001, the Company determined that the potential success of Parentech justified a merger directly between the two companies, and it entered into a Memorandum of Understanding outlining the general terms of such a merger. Upon execution of this memorandum, Parentech paid the Company a transaction fee of $75,000 in the form of a six-month, 8% loan that would be cancelled upon completion of the merger. Also, if the merger was not completed for certain reasons, the Company would owe Parentech a breakup fee of $75,000 in addition to repayment of the loan. By agreement of all concerned, on March 1, 2002 the breakup fee was eliminated and the transaction fee was made non-refundable. In exchange, the Company issued 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to the parties who had loaned the transaction fee to Parentech.

In the course of on-going negotiations to reach and enter into definitive agreements to implement the memorandum, the parties determined that a change in the structure would be mutually advantageous. For that reason, on September 6, 2002 the Company and Parentech entered into a new agreement that called for Premier Acquisition Corporation, a wholly owned subsidiary of the Company, to merge with and into Parentech (the "Merger").

Although that structure was acceptable to Parentech's officers and directors, they were unwilling to proceed with the Merger if the liabilities of Premier were not reduced substantially or eliminated. In order to meet this requirement, the Company transferred substantially all of its tangible and intangible assets to Cool Classics, Inc., its wholly owned subsidiary. It thereafter entered into an agreement with certain substantial creditors of the Company under which they would receive a proportionate distribution of all of the Cool Classics, Inc. stock owned by the Company in exchange for agreeing to release the Company from any obligation to repay the debts of the Company to the creditors.

The creditors included:

                    Name                      Amount Released
                    ----                      ---------------
                    Charles F.Trapp              $780,435
                    Charles F.Trapp IRA          $237,114
                    Charles F.Trapp IRA          $237,114
                    Giltner  Stevens             $299,375
                    John J. Villa                $ 44,297
                    Charles J. Mc Mullin         $ 19,360

As a result, those liabilities of the Company were effectively transferred to Cool Classics, Inc., and Parentech agreed to proceed with the Merger.

The Merger took effect on November 6, 2002 (the "Merger"). The Merger resulted in the issuance of 1.5 shares of Premier's common stock to Parentech shareholders in exchange for each share of Parentech common or preferred stock they held. A total of 31,748,856 shares of Premier common stock were issued to Parentech stockholders in consummation of the Merger. Immediately following the Merger, Premier had 41,761,593 shares of common stock issued and outstanding, excluding shares issuable upon exercise of stock options and conversion of shares of Series A Preferred Stock.

The resignations of Charles F. Trapp and Louis A. Pistilli from the Board of Directors of Premier and from their positions as President and Chief Executive Officer and as Secretary of Premier, respectively, took effect upon the close of the Merger. By action of Premier's Board of Directors, upon the close of the Merger Gerald Beemiller, Daniel P. Beharry, Scott D. Landow, Richard Rosenblum, Richard D. Propper and Charles R. Smith were appointed directors, Scott D. Landow was appointed President and Treasurer of Premier, and Daniel P. Beharry was appointed Secretary of Premier. All of the officers and directors of Parentech prior to the Merger continued in those roles with Parentech subsequent to the Merger.

As a consequence of the Merger, the former stockholders of Parentech now own, collectively, a majority of the issued and outstanding shares of Premier common stock, although no individual or group of which the Company is aware is able to assert control over Premier. Specifically:

Amount and Source of Consideration. The sole consideration paid by the former Parentech stockholders for the Premier common stock that they received in the Merger was their Parentech common stock.

Basis of Control. As a result of the Merger, former stockholders of Parentech hold 31,748,856 shares of Premier common stock out of 41,761,593 issued and outstanding shares, or 76% of the issued and outstanding common stock of Premier. While the former Parentech stockholders now own more than a majority of the issued and outstanding shares of Premier, no individual stockholder holds enough shares to assert control over Premier, and Premier is not aware of any group of stockholders that is acting together in order to assert control over Premier.

Date of Change in Control. The date of the change in control is the date of the Merger, November 6, 2002.

Transactions Resulting in the Change in Control. The change in control was solely the result of the Merger.

Percentage Ownership. The former stockholders of Parentech now own 76% of the issued and outstanding common stock of Premier. However, no single stockholder owns enough of Premier's common stock to assert control, and, to Premier's knowledge, there is no voting or other agreement among any stockholders that would enable them, acting as a group, to assert control over Premier.

Registration Obligations. Shares held by certain shareholders of Premier, including Charles F. Trapp, Louis Pistilli and Giltner B. Stevens, have been deemed `underwriters shares' by the SEC, which means they cannot be sold until registered. As an inducement for these individuals to vote as shareholders in favor of the Merger, the Company agreed to file such a registration statement within six months following the effective date of the Merger. The Company is currently negotiating the terms of an extension to its agreement to file that registration statement.

Identity of Persons from Whom Control Was Assumed. The Company is not aware of any stockholder or group of stockholders that was able to assert control over Premier prior to the Merger. However, Charles F.Trapp and Joe Cool Collectables, Inc. each beneficially owned greater than 10% of the issued and outstanding common stock of Premier prior to the Merger. As a result of the issuance of stock to Parentech stockholders in the Merger, each now beneficially owns less than 5% of the issued and outstanding common stock of the Company.

Parentech Stock Options Assumed. Pursuant to the Merger Agreement, all outstanding but unexercised options to purchase shares of Parentech common stock, whether vested or unvested, were assumed by Premier at the time of the Merger and are now options to purchase shares of Premier common stock.

Overview of Parentech's Business and Operations

Premier had no ongoing operations for a period of time prior to the Merger, and as of November 6, 2002, the effective date of the Merger, virtually all of the operations of Premier were being conducted by and through Parentech. For that reason, this overview of the Company's operations focuses on operating activity of Parentech for the period both preceding and following the Merger.

Parentech was organized under the laws of Delaware in February 2000. Its principal business is designing, developing and marketing products that enhance the development and well-being of infants. Parentech's first product, the Nature's CradleTM Sound and Motion System, or Nature's Cradle, is an infant environmental transition system that eases the stress that newborns experience following birth by simulating certain aspects of the pre-birth environment. Extensive clinical trials have shown that Nature's Cradle markedly enhances the development and well-being of newborns. More specifically, the U.S. Food and Drug Administration ("FDA") has cleared the following claims for Nature's
Cradle:

o        Nature's Cradle babies cry 65% less;
o Nature's Cradle babies are more alert and develop faster, as determined by standard, well-accepted neonatal development tests;
o        Nature's Cradle babies sleep through the night sooner;
o        Nature's Cradle babies sleep for longer intervals;
o        Nature's Cradle babies have a lower incidence of colic.

Parentech does not believe that the FDA has approved any device that is competitive with Nature's Cradle that can assert such claims. Parentech believes its challenge will be to establish awareness of the product's value to parents (or grandparents) and convert that awareness into consumer demand.

Parentech's marketing strategy relies on placement of Nature's Cradle units in hospitals, where large numbers of parents will have the opportunity to observe its benefits. Parentech believes that parents' exposure to Nature's Cradle in the hospital will lead many of them to adopt Nature's Cradle for use at home following the hospital stay. Parentech is initially focusing its marketing efforts in Asia, where mothers traditionally spend seven to 10 days in the hospital with their newborns. That will increase both the child's and parents' exposure to the product, increasing the likelihood of follow-on home use.

While the units intended for use in the hospital will be sold to the hospital, the units for use in the home will be rented to customers for the recommended 17 week period that a newborn will typically use the product.

Rather than developing its own distribution network, Parentech intends to enter into relationships with sales and marketing organizations that are recognized and well-established in their own markets. Doing so will both reduce the capital required by Parentech and ensure the interest and involvement of local organizations in each area that Parentech chooses to market Nature's Cradle.

Establishment of the distribution relationships is key to the Company's ultimate success. Parentech believes that the most daunting barrier for new companies is the lack of a large enough distribution channel at an early stage to create the level of demand needed to take advantage of economies of scale in production. That results in an inability to make the product at a cost that can achieve widespread acceptance in the marketplace.

Parentech's strategy is designed to overcome this inherent problem by leveraging the FDA-endorsed efficacy of Nature's Cradle to create an international distribution consortium. The establishment of such a distribution network should allow Parentech to make its products available in many markets more rapidly than could be otherwise achieved. That, in turn, will enable Parentech to produce large enough quantities of a new product from the outset to realize economies of scale in production, thus accelerating the profitability of each new product line introduced.

Parentech has an agreement with such a network in Japan, has received a purchase order from another network in Korea and is in the process of establishing both manufacturing capability and distribution network in Mainland China. These relationships would, on the basis of market penetration projections provided by the distribution networks themselves, enable Parentech to achieve quickly the volumes needed to obtain economies of scale in production. Parentech intends to pursue similar relationships over time in other major markets, such as the U.S, Western Europe and Latin America.

Ensuring that these distribution networks will remain receptive to future products requires having a successful first product. Parentech decided that the Nature's Cradle is the right place to start because it is a patented, differentiable, clinically proven and doctor-recommended technology. Parentech's management believes that Nature's Cradle is a very robust product with wide, cross-cultural appeal. There are also a number of potential extensions to the Nature's Cradle line that make it the right first product not only for its potential to succeed in its own right, but because it can serve as a platform for the introduction of a series of follow-on products.

Competition

Presently, the Company has no direct competition. Parentech's first effort to enter the Asian market focused on Japan, and the company secured an agreement with SII Trading, Inc. ("SII") an affiliate of Seiko of Japan. SII performed due diligence for the Japanese market before it entered the relationship with Parentech, and it confirmed that as of the date of the agreement with SII (December 2000), no competition existed for the Nature's Cradle Sound and Motion System. The Company is not aware of any competitive product that has come to market since then.

Several products that created "womb" or "heartbeat" sounds or generate vibration to a crib or bassinet have been marketed and will continue to be marketed. However, none of these products was clinically tested or designed to be "physiologic" representations of true sounds or motions simulating the actual intrauterine/prenatal environment.

It is anticipated that with success will come competition, but there are barriers to those competitors.

One such barrier is the Company's patents. The patents cover claims of systems that simulate the intrauterine environment, including motions that approximate those experienced by the fetus, intrauterine sounds, tactile stimulation, controlled temperature, light shielding and/or modification of the rate of intensity of the stimuli and others. These patents expire at various times between 2009 and 2016. In addition, the Company has filed additional patent applications that cover new embodiments of the technology.

The Company's patents offer an added layer of protection against competition in light of the FDA clearance of certain claims of benefit for the infant. As the clinical trials that resulted in the clearance of those claims were based on and only apply to the patented Nature's Cradle mechanism, no other product can make those same claims without literally acknowledging infringement of the Company's patents.

The Company cannot assure that its issued patents and those covered in its applications will, if issued, block competitive products completely. However, they should discourage a number of potential competitors and provide the Company with the opportunity to become the leader in the marketplace. Establishing brand name recognition as the clinically tested, child development device will create another meaningful barrier to competition.

An additional barrier to entry will exist in Parentech's distribution networks. The local companies with which Parentech will deal will have a vested interest in helping to prevent others from infringing on the Company's intellectual property, and they will be able to do so with greater effectiveness and at lesser cost.

In addition, Parentech depends upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, Parentech requires its employees and consultants, upon commencement of a relationship with it, to execute confidentiality agreements and to agree to assign inventions created, developed or discovered during the relationship to Parentech. However, it cannot ensure that others will honor all confidentiality agreements. It also cannot prevent others from independently developing similar or superior technology, nor can it prevent disputes that could arise concerning the ownership of intellectual property.

Employees

As of December 31, 2002, the Company had two full-time employees. Other individuals working on Parentech's behalf are hired as consultants and utilized on an as-needed basis as a way of minimizing overhead expenses.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate headquarters and principal executive offices are located in Solana Beach, California. The Company originally leased this space commencing May 2001 under a three-year lease at the cost of approximately $3,000 per month. A third party has paid all of the rent on those premises since December 2001. As of February 1, 2003, that lease was assigned to a third party, and Parentech has no further obligations under it. Parentech also leased space during 2002 in San Ramon, California on a month-to-month basis, at a monthly cost of approximately $1800, which included various charges for use of office equipment and other fees. That month-to-month lease was terminated as of March 31, 2003 and was replaced by an expense reimbursement arrangement under which The Company receives access to office space, phone lines, necessary office equipment and the like for a fixed monthly amount of $1000. The Company's only other cost for leased space is $260 per month for warehouse space where it stores some of its products and records.

ITEM 3.  LEGAL PROCEEDINGS

Parentech had entered into agreements with an individual, who licensed to Parentech the rights to certain products that were in development. In addition, the individual was to provide consulting services to the company. By letter dated July 6, 2001, Parentech notified the consultant that the Company considered the consultant to be in breach of his obligations under those agreements and demanded that he return the cash consideration paid for the licenses ($130,000). In addition, Parentech informed him that the 400,000 shares of common stock constituting the balance of the consideration for the licenses would not be issued.

Counsel for the consultant replied to the company's letter, acknowledging the possibility of the breach of the licensing agreement in at least one respect and requesting further information regarding the other asserted grounds for breach of the licensing agreement, but refusing to return the $130,000 and demanding issuance of the common stock. As of this date, the company has not yet replied. The 400,000 shares of common stock at issue are not included in shares issued and outstanding in this filing.

Also, a law firm that represented Premier has commenced suit to collect fees that were incurred in connection with and prior to the Merger. That matter is being defended in the normal course.

Management does not believe that the outcome of these matters will have a material adverse effect on the company's financial condition or its ability to operate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 2002, a majority of the shareholders of both Premier and Parentech, acting by written consent, voted in favor of the Merger, as a result of which Parentech became a wholly-owned subsidiary of Premier Classic Art, Inc.

In January 2003 Premier, acting as the sole shareholder of Parentech, merged Parentech into Premier and changed the name of the Company from Premier Classic Art, Inc. to Parentech, Inc.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD "Electronic Bulletin Board" (Symbol: "PRNH"). The following table shows for the periods indicated the high and low bid quotations for our common stock (or its predecessor-"PMCL"), as reported by publicly-available Internet data information. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions and may not represent actual transactions.

PERIOD                    HIGH BID         LOW BID

Calendar 2001
    First Quarter          $0.19            $0.12
    Second Quarter         $0.25            $0.06
    Third Quarter          $0.52            $0.15
    Fourth Quarter         $0.76            $0.10

Calendar 2002
    First Quarter          $0.72            $0.18
    Second Quarter         $0.51            $0.30
    Third Quarter          $0.36            $0.18
    Fourth Quarter         $0.45            $0.12

Holders

As of December 31, 2002, the Company had approximately 690 record holders of our 41,761,593 outstanding shares of common stock.


Dividend Policy

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain all available funds to operate and expand its business, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


                   RECENT ISSUANCES OF UNREGISTERED SECURITIES

On March 1, 2002 the Company issued 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to the parties who had loaned the transaction fee to Parentech in connection with the Merger. The stock was issued in exchange for the agreement of those parties to permit the transaction fee paid by Parentech upon the signing of the memorandum of understanding regarding its merger with Premier to be made non-refundable and for Parentech's agreement to eliminate the breakup fee provisions from the merger agreement.

On November 6, 2002, the Company issued 31,748,856 shares of its common stock in exchange for all of the issued and outstanding common and preferred stock of Parentech in connection with and consummation of the Merger.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Prior to the Merger with Parentech, Premier was not actively engaged in any operations. Upon consummation of the Merger in November 2002, Premier conducted operations solely through Parentech, its wholly owned subsidiary. In January 2003 Parentech merged with and into Premier, and the name of the Company was changed to Parentech. This discussion and analysis, therefore, provides a discussion of the operating activities of Parentech, both prior to and subsequent to the Merger.

Parentech's principal operating activities since its inception in February 2000 have focused on improving the durability of the Nature's Cradle to make it a marketable product, identifying low-cost manufacturing capacity and the construction of a distribution network for the product once its development is complete. The Company made considerable progress in all of those objectives during 2002.

The Company expects to distribute the Nature's Cradle for home use using a rental revenue model. Hospital units will be sold for a one-time charge. In the rental model, the Nature's Cradle is not sold to the customer (who uses it for just 17 weeks), but is rented for the four months of use. Parentech will be paid a fixed fee per rental cycle and will receive additional revenues on sales of softgoods and other accessories for use with the unit.

The fee per rental cycle to be received by Parentech will cover only a portion of the cost of manufacturing the product. Thus, depending on the final costs of manufacturing the unit and the fee per rental cycle, revenue to cover the costs of manufacturing will not be received until some number of rental cycles is paid for. The Company's positive cash flow in the near term will depend on its ability to reach agreement with its distributors to pay for one or more rental cycles in advance. For the Company to achieve positive gross margins on the rental units the Nature's Cradle mechanism will have to last a greater number of rental cycles than those needed to offset the manufacturing cost. Thus, durability of the unit becomes an important factor in the Company's overall effort to achieve profitability.

The previous owner of the Nature's Cradle technology failed to make the mechanism for the product reliable or robust enough to avoid a high rate of product failures and returns. Most dissatisfaction stemmed from unacceptable noise levels, sometimes after only relatively brief periods of use. To accomplish the needed improvements in durability and performance, Parentech took the available product performance data from the prior owner and analyzed the strengths and weaknesses of its design. Parentech then redesigned the mechanism and submitted it for approval to SII Trading, Inc. ("SII"), an affiliate of Seiko of Japan. In December of 2000 SII approved the new design and entered into a distribution agreement for all of Japan for the Nature's Cradle and related products.

In the 2nd quarter of 2001, 100 units were distributed to hospitals throughout Japan for testing and feedback. Simultaneously, Micro Processor Designs of Vermont, (the original engineering design team for the product), was reengaged to evaluate the new design. As a result of the input from Japan and Vermont, several potential enhancements and changes were identified that are expected to extend the life of the unit from five rental cycles to ten. The doubling of the anticipated life of the unit significantly increases the Company's potential profitability.

The first prototypes of this design were completed at the end of 2001. This design met all of the critical specifications for the product and resulted in a marketable product. The Company then engaged in the second critical task, which was finding reliable, low-cost manufacturing capacity to produce the improved design. The prototype Nature's Cradles were machined in Japan at Shinpo Engineering at a cost of approximately $1,000 each. Production quantities have been quoted at a cost that is still too high. As a result, the Company is pursuing production at lower cost, with a focus on Mainland China.

Parentech management first went to China in December 2001 to survey potential suppliers. One of the parties, Jiangsu Sunshine Group (a large Chinese conglomerate), reviewed the product from a manufacturing standpoint and offered several suggestions for improvement in product quality, performance and ease of manufacture. As a result of the lead that this work has given Sunshine over other potential manufacturers, Parentech expects that Sunshine will make the first round of production units. The Company continues to seek alternatives that can supply the unit at even lower cost. The target for establishing a long term manufacturing arrangement is before the end of the third quarter of 2003.

The third aspect of the Company's operations, distribution and sales, has for the most part been deferred while the design and manufacturing issues were being addressed. However, the Company has made significant progress in putting together its distribution networks during 2002. Although the 100 hospital test units delivered to the Japanese market in 2001 were very well-received, the inability of the Company to deliver units for home use, due both to its lack of capital and the unavailability of affordable manufacturing capacity, left it unable to capitalize on those tests by beginning distribution of home units there. As a result, the Japanese market was dormant during 2002. Efforts will be made in 2003 to re-start the distribution of Nature's Cradle in Japan as soon as the ability to supply the expected demand for the product is assured.

China became an increasingly important market for the Company during 2002. Although initially approached solely as a low-cost manufacturing source, a study of the Chinese market unexpectedly revealed a substantial potential consumer demand. For that reason, the decision was made to pursue a partner for both manufacturing and distribution within China. Ongoing discussions have led to a proposed joint venture for those purposes. Several substantial Chinese entities are being considered, and discussions with some of them are in process.

Separately, Proactive Medicare Enterprise, Ltd. ("PME"), of Hong Kong, has approached Parentech to engage in non-exclusive distribution of Nature's Cradle within China through PME's chain of specialty obstetrical clinics in China. PME's target market segment is the top 1% of the Chinese population, based on income. This group is highly educated and understands the importance of quality childcare. PME intends to include the seventeen-week lease of Nature's Cradle in its package of services for every baby delivered. Its first clinic opened in September 2002, and a Nature's Cradle was on display at the initial promotional festivities. PME is ready to accept product from the Company as soon as it is able to supply it.

Korea also emerged as an important market for Parentech during 2002. In September a Korean businessman approached the Company to acquire the rights to distribute the Nature's Cradle in Korea, along with Singapore and Taiwan. The health care system in Korea pays much more attention to the needs of post-natal mothers and their newborn children than most other countries. Examples of that include the following:

o Women from families in the top 15% of the population spend the first two weeks of their postpartum experience in `after care clinics' with their newborn infants.
o        An average "after care clinic" houses 12 women and their babies
o Services in these clinics include room, board, informational classes, exercise, baby photos, pampering, etc...
o        The price of this experience is approximately $500 - $700 per week.
o There are about 300 of these clinics in Korea, which cater to approximately 94,000 mothers per year.

These features of the Korean postpartum experience create circumstances that are conducive to highly effective and efficient marketing of Nature's Cradle. They are similar in many important respects to the birth experience that occurs in Japan and China, which is the principal reason that Parentech is focusing its initial marketing efforts on these Asian countries.

In December 2002 management visited three of these clinics. All were very excited about the potential of Nature's Cradle and asked when Parentech could deliver units. They envision a marketing program where all of the babies are on the Nature's Cradles while they are in the clinic, and the new parents sign up to lease one for home use when they leave the clinic. An agreement to enter into a distribution agreement for Korea, Singapore and Taiwan was signed in December of 2002. Delivery to the Korean distributor will begin during the second quarter of 2003 using existing manufacturing sources. Additional deliveries will be made following the Company's finalizing its production arrangements.

From inception through December 31, 2001 Parentech had an accumulated deficit of approximately $2.8 million and had relied upon invested capital initially from two founders, with a subsequent round of capital from a larger group of investors who had also invested in the predecessor company. Losses during 2002 have increased that accumulated deficit to $4.5 million, which fully depleted the capital the Company had raised during 2001. For 2002, operations were supported by debt financing while efforts to raise additional equity financing continued. During 2002 the Company had borrowed $468,900.

The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with efforts to secure manufacturing capacity and distribution arrangements. The Company does not expect to generate significant revenues from operations until it finalizes its manufacturing arrangements and begins production of additional units for hospital placements and home use. Doing so will require additional capital to finance the initial cost of manufacturing units until rental revenues can fund the production process and other Company expenses.

Parentech expects to continue to incur operating losses for the duration of 2003, but it believes that with the Korean agreement signed and the initial group of units being delivered there in the 2nd quarter of 2003, the company has the prospect of becoming cash flow positive during 2004.

Parentech has a limited operating history. Your assessment of its prospects should include the market risks, expenses and other difficulties frequently encountered by development stage companies. Management has attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with established companies that complement and leverage Parentech's market strategies. However, our best efforts cannot guarantee that the Company will overcome these risks in a timely manner, if at all.


CRITICAL ACCOUNTING POLICIES

This discussion and analysis of the Company's financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

Revenue Recognition

Product revenue for products that are sold is recognized upon shipment to customers. Rental revenue is recognized in the period earned.

Equipment

Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.


Intangible Assets

Intangible assets, primarily patents, are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

The Company regularly reviews its excess of cost over net assets acquired and other intangible assets to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its undiscounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Company's weighted-average cost of capital.


Stock Issued for Services

The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.


Research and Development

Research and Development costs are expenses as incurred.


Income Taxes

The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.

Since its inception, the Company has incurred net operating losses. SFAS 109 requires that any benefits recognized in relation to net operating losses be reduced by a valuation allowance if there is uncertainty about future deductibility. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.


Disclosures about Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, notes receivable, accounts payable and notes payable are deemed to approximate fair value due to their short-term nature.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this prospectus.


        Results of Operations for the Fiscal Year Ended December 31, 2002
               Compared to the Fiscal Year Ended December 31, 2001

Revenues

During the years ended December 31, 2002 and 2001, we had revenues of approximately $7,800 and $37,000, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle test units.

Research and Development Costs

Research and development costs include salaries, fees paid to contractors and consultants and development materials. Research and development costs were approximately $363,240 in fiscal 2002 compared with approximately $688,795 for fiscal 2001. The decrease in costs was attributed primarily to a reduced need for contractors used in the development of the Nature's Cradle technology.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, fees for professional services and rents. General and administrative expenses were approximately $770,000 for fiscal 2002 compared with approximately $500,000 for fiscal 2001. The increased costs in 2002 resulted primarily from costs incurred as the result of the Merger.

Interest Expense

Interest expense for fiscal 2002 was approximately $32,000 as compared to approximately $18,000 for fiscal 2001. The increase in fiscal 2002 resulted mainly from the Company's need to rely on debt financing to support operations during that period.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations until now through private sales of equity securities and debt instruments. During the years ended December 31, 2002 and 2001, we raised approximately $550,000 and $1.4 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

During fiscal 2002, cash used in operating activities was approximately $500,000 compared with $1.2 million for fiscal 2001.

The Company will continue to pursue additional sources of capital in 2003.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO ALL OTHER INFORMATION INCLUDED IN THIS REPORT ON FORM 10-KSB, BEFORE YOU DECIDE TO INVEST IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS OR OTHERS NOT YET IDENTIFIED BY MANAGEMENT, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND EXPECT TO INCUR FUTURE LOSSES. OUR FUTURE FINANCIAL RESULTS ARE UNCERTAIN, AND WE MAY NEVER BECOME A PROFITABLE COMPANY.

We have had quarterly and annual operating losses since our inception. Our net loss in fiscal year 2002 was approximately $1.7 million and our accumulated deficit at December 31, 2002 was approximately$4.5 million. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. Furthermore, we may increase our operating expenses as we continue to expand our product offerings. As a result, our losses may increase in the future even if we achieve our revenue goals.

Should we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve and maintain profitability, including:

o our ability to complete successfully the commercialization and production cost optimization of our products;
o our ability to manage production costs and yield issues associated with increased production of our products;
o the progress of our research and development programs for developing other products;
o the time and costs associated with obtaining regulatory approvals for our products;
o        our ability to protect our proprietary rights;
o        the costs of filing, protecting and enforcing our patent claims;
o        competing technological and market developments;
o changes in our pricing policies or the pricing policies of our competitors;
o the costs of commercializing and marketing our existing and potential products; and
o the inability to achieve a level of sales of our products necessary to generate sufficient revenues to cover research, development and operating costs.

If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations, and we may never become a profitable company.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE CAPITAL NECESSARY TO SUPPORT OUR PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES AND TO MANUFACTURE AND MARKET OUR PRODUCTS.

Over the next twelve months, we project expenditures of approximately $2.0 million . Many factors will determine our future capital requirements, including:

o        market acceptance of our products;
o our ability to manufacture our products cost-effectively in quantities needed
o        the costs of filing, protecting and enforcing patent claims;
o        competing technological and market developments; and
o        the costs of commercializing our products.

We are seeking investment from various sources to support ongoing operations while we attempt to commercialize the Nature's Cradle. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to cut back on production estimates, limit our product development activities, reduce marketing activities or delay other plans intended to increase revenue and help us achieve profitability.

WE HAVE LIMITED MANUFACTURING EXPERIENCE, AND IF WE CANNOT OVERCOME THE CHALLENGES, WE MAY BE UNABLE TO SATISFY OUR OBLIGATIONS UNDER AGREEMENTS WITH OUR CUSTOMERS.

To be successful, we and the contract manufacturer(s) that we select must produce products at acceptable cost while ensuring that the quantity and quality of our products comply with contractual standards

OUR CUSTOMER BASE IS CONCENTRATED AMONG RELATIVELY FEW CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on key distribution relationships either existing or being developed in Japan, Korea and China. If we lose one or more of these customers, or if they do not begin and continue buying our products at anticipated levels, then our revenues will be adversely affected. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

IF WE FAIL TO MAINTAIN CURRENT OR FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important component of our business strategy is to develop strategic relationships with companies that have established sales, marketing and distribution capabilities.

We intend to enter into strategic relationships with these other companies to commercialize Nature's Cradle and our future products, assist us in obtaining regulatory approvals and provide sources of funding. We cannot guarantee that any of the companies with which we collaborate at present or in the future will perform their obligations to us, or that we will be able to perform our obligations to them. Additionally, our strategic relationships could be adversely affected by many additional factors, including:

o the development of competing technologies or products by a collaborating company;
o the failure of a collaborating company to devote sufficient resources to commercializing our products;
o        our inability to enter into competitive arrangements;
o        our failure to obtain timely regulatory approvals where needed; or
o        the premature termination of an agreement with a collaborator.

If we are unable to establish appropriate strategic relationships, we may need to raise additional capital to finance conducting these activities at our own expense. If we cannot rely on strategic relationships for assistance and instead have to develop our own expertise in these areas, then we may experience delays and additional expense in launching, marketing, selling and distributing products. Any delay could create additional costs and limit our ability to expand our business.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN, AND OUR BUSINESS WILL SUFFER.

At present we are operating with a minimal employee complement. However, as we move forward with the commercialization effort, it may be necessary to expand our staff. It is not certain that we will be able to do so. Our success depends on the continued efforts of current management and those members who will be added to it.

We are also highly dependent on our ability to attract and retain key technical personnel, including consultants. We may be unable to attract and retain qualified personnel or develop the expertise needed in these areas. If we lose or fail to attract key personnel, we may be unable to execute our business plan.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

WE MAY BE UNABLE TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, AND OUR EFFORTS TO DO SO COULD BE TIME CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

We regard the protection of our patents, copyrights, trade secrets and know-how (collectively intellectual property) as critical to our success. We rely on a combination of patent, copyright and trade secret laws and contractual restrictions to protect our intellectual property and maintain our competitive position. Our future prospects depend in part on our ability to protect our intellectual property while operating without infringing the intellectual property rights of third parties.

We cannot guarantee that any of our pending patent applications will result in issued patents. We may be unable to develop any additional patentable technologies. We cannot be certain that any patents issued to us or available to us through a license arrangement will establish the means to produce or provide us with any competitive advantage for any product or products. Third parties could challenge our patents or could obtain patents that have a material adverse effect on our ability to do business efficiently and effectively.

The patent positions of product companies, including ours, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that others will not independently develop similar or alternative technologies. Other parties may duplicate our technologies, or, if patents are issued to us, they may design around those patented technologies. Other parties may have filed or could file patent applications that are similar or identical to some of ours. These patent applications could have priority over ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could be very costly. In addition, the laws of some foreign countries may not protect our patents and other intellectual property rights to the same extent as the laws of the United States.

We could incur substantial costs in litigation if we need to defend ourselves against patent infringement claims brought by third parties, or if we choose to initiate claims against others. We may be required to dedicate significant management time and financial resources to prosecute or defend infringement actions. In addition, a finding of non-infringement or declaration of invalidity of our patent could reduce or eliminate the exclusivity of our proprietary technology. Present and potential collaborators may terminate or decide not to enter into relationships with us if our intellectual property position is weakened. In addition, a finding of non-infringement or declaration of invalidity of our patents could reduce our ability to obtain future financing.

CURRENCY FLUCTUATIONS AND DIFFERENT STANDARDS, REGULATIONS AND LAWS RELATING TO INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We expect to sell many of our products on a global scale, because their use is more highly developed in Europe and Asia than in the United States. International business is generally more difficult than domestic business and can create costs and delays not associated with business conducted solely within the United States. These additional risks include foreign government controls and regulations, economic conditions, currency fluctuations, duties and taxes, political and economic instability or unrest, imposition of or increases in tariffs, disruptions or delays in shipments and other trade restrictions. These factors, among others, can all lead to interference with or increased costs of operation and the ability to sell products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on our business, our financial condition and the results of operations. In addition, there can be no assurance that our products or marketing efforts will be successful in foreign markets.

In addition, fluctuations in currency exchange rates could make our products more expensive in some countries, resulting in the loss of customers in those markets.

WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS, AND OUR INSURANCE MAY BE INADEQUATE TO COVER DAMAGES.

Marketing of any of our current or potential products may expose us to liability claims arising from the use of these products. Even if such claims are not well-founded, defending them will be very costly and consume substantial management attention and energy. We cannot ensure that our current product liability insurance, together with indemnification rights under our existing or future licenses and collaborative arrangements, will be adequate to protect us against any claims and resulting liabilities. As we expand our business, we may be unable to obtain additional insurance on commercially reasonable terms. We could suffer harm to our financial condition and our reputation if a product liability claim or recall exceeds the limits of our insurance coverage.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been and is likely to continue to be highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

o announcements of technological innovations or new commercial products by us or our competitors;
o developments concerning proprietary rights, including patents, by us or our competitors;
o publicity regarding actual or potential benefits or drawbacks relating to products under development by us or our competitors;
o general regulatory developments affecting our products in both the United States and foreign countries; and
o        developments concerning our collaborations.

In addition, technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

RISKS RELATED TO THE SECURITIES MARKETS AND OUR COMMON STOCK

OUR COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET, WHICH MAY MAKE THE STOCK MORE DIFFICULT TO TRADE ON THE OPEN MARKET.

Our common stock is currently traded in the over-the-counter market on the NASD Electronic Bulletin Board. Securities on the NASD Electronic Bulletin Board are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq Small Cap Market or the major stock exchanges. Since the initial public offering of our common stock, the average daily trading volume of our common stock has been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. In addition, accurate price quotations are difficult to obtain and price volatility is common for companies whose securities trade on the NASD Electronic Bulletin Board.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of December 31, 2002, we had 41,761,593 shares of common stock outstanding. Of these shares, approximately 7,043,605 have either been registered under the Securities Act of 1933, as amended (the "Securities Act") or are freely tradable, with or without volume limitations, under Rule 144(k) of the Securities Act.

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of these shares for sale will have on prevailing market prices. However, if substantial amounts of our common stock were sold in the public market, then market prices for our common stock could decrease so much that we may not be able to raise additional capital through the sale of equity securities.

We expect to need additional funding for capital expenditures. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted. In addition, new equity purchasers may obtain rights, preferences or privileges that are superior to those of our existing stockholders.

ITEM 7.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Parentech, Inc.


We have audited the accompanying balance sheets of Parentech, Inc., (a Development Stage Company), as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and for the period February 10, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parentech, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and the period ended February 10, 2000 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant net losses, negative working capital, and serious liquidity concerns. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company may not be able to acquire adequate funding for its continued operations. The financial statements do not include any adjustments as to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.


/s/ Jewett, Schwartz, & Associates
May 14, 2003

                                 Parentech, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                                                              December 31, 2002         December 31, 2001
                                                                            -----------------------   -----------------------
Current assets:
    Cash and cash equivalents                                                            $       -               $     2,636
    Prepaid expenses                                                                         7,833                    82,833
                                                                            -----------------------   -----------------------
      Total current assets                                                                   7,833                    85,469
                                                                            -----------------------   -----------------------

Property and equipment, net                                                                  1,979                     3,376
Intangibles, net                                                                           802,743                   946,515
                                                                            -----------------------   -----------------------

Total Assets                                                                             $ 812,555               $ 1,035,360
                                                                            =======================   =======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                                $ 803,655               $   142,934
    Notes payable                                                                          468,990                    37,500
    Accrued payroll                                                                        208,830                    40,577
                                                                            -----------------------   -----------------------
      Total current liabilities                                                          1,481,475                   221,011

Royalty agreement payable, net of discount                                               1,491,133                 1,353,993
                                                                            -----------------------   -----------------------

Total Liabilities                                                                        2,972,608                 1,575,004
                                                                            -----------------------   -----------------------

Stockholders' deficit:
    Series A convertible preferred stock, $.000001 par value:
      5,000,000 shares authorized, 3,440,000 shares issued
      and outstanding at December 31, 2001                                                       -                         3
    Series A cumulative convertible preferred stock, $.002 par value
      8% cumulative, 10,000,000 shares authorized, 252,000
      shares issued and outstanding at December 31, 2002                                       504                         -
    Series B convertible preferred stock, $.000001 par value:
      5,500,000 shares authorized, 3,991,797 shares issued
      and outstanding at December 31, 2001                                                       -                         4
    Common stock, $.000001 par value: 100,000,000 shares authorized,
      41,761,593 and 12,862,964 shares issued and outstanding                                   42                        13
       at December 31, 2002 and 2001 respectively
    Stock subscribed                                                                       169,052                   194,052
    Stock subscription receivable                                                           (9,309)                  (72,510)
    Additional paid-in capital                                                           2,225,925                 2,177,319
    Deficit accumulated during the development stage                                    (4,546,267)               (2,838,518)
                                                                            -----------------------   -----------------------

Total stockholders' deficit                                                             (2,160,053)                 (539,644)
                                                                            -----------------------   -----------------------

Total Liabilities and Stockholders' Deficit                                              $ 812,555               $ 1,035,360
                                                                            =======================   =======================

               See accompanying notes to the financial statements

                                 Parentech, Inc
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                                         February 10, 2000
                                                    Twelve Months      Twelve Months       (Inception)
                                                       Ended              Ended                 To
                                                  December 31, 2002  December 31, 2001   December 31, 2002
                                                    ------------       ------------       ------------
Revenue                                             $      5,494       $     37,073       $     42,567
                                                    ------------       ------------       ------------

Operating expenses:
    General and administrative                           769,348            504,795          1,877,404
    Research and development                             363,240            688,795          1,548,828
    Depreciation and amortization expense                145,169            144,587            362,452
    Impairment Loss                                      304,504               --              304,504
                                                    ------------       ------------       ------------

Total operating expenses                               1,582,261          1,338,177          4,093,188
                                                    ------------       ------------       ------------

Operating loss                                        (1,576,767)        (1,301,104)        (4,050,621)

Other income (expense):
    Loss from missapropriation                              --                 --             (120,981)
    Amortization of royalty agreement discount          (137,140)          (137,140)          (411,420)
    Interest expense                                     (32,868)           (17,594)           (79,256)
    Interest and other income                                 72              9,684             47,682
                                                    ------------       ------------       ------------

Total other expense                                     (169,936)          (145,050)          (563,975)
                                                    ------------       ------------       ------------

Net loss before extraordinary items                   (1,746,703)        (1,446,154)        (4,614,596)

Gain on extinguishment of debt, net of tax                39,754             30,975             70,729
                                                    ------------       ------------       ------------

Net loss before income tax provison                   (1,706,949)        (1,415,179)        (4,543,867)

Income tax provision                                         800                800              2,400
                                                    ------------       ------------       ------------

Net loss                                            $ (1,707,749)      $ (1,415,979)      $ (4,546,267)
                                                    ============       ============       ============


Net loss per share - basic and diluted              $      (0.09)      $      (0.11)
                                                    ============       ============
Weighted average number of shares
  outstanding - basic and diluted                     18,162,482         12,642,154
                                                    ============       ============

               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
           Consolidated Statement of Changes In Stockholders' Deficit



                                                                         Series A
                                                           Series A   8% Cumulative    Series B
                                               Common    Convertible   Convertible   Convertible
                                               Stock      Preferred     Preferred     Preferred
                                               Shares       Shares        Shares        Shares     Amount
                                            ----------------------------------------------------------------
Balance at February 10, 2000                                                                               .
    inception of development stage                     -            -              -            -      $ -

Issuance of common stock                       5,321,917            -              -            -        5
Issuance of other shares of common stock       4,151,594            -              -            -        4
Preferred stock subscription                           -            -              -            -        -
Net loss                                               -            -              -            -        -
                                            ----------------------------------------------------------------
Balance at December 31, 2000                   9,473,511            -              -            -        9

Conversion of notes payable to
    Series A Preferred Stock                           -    3,440,000              -            -        3
Issuance of Series B Preferred Stock for cash          -            -              -    3,991,797        4
Conversion of notes payable to
    common stock                               2,859,510            -              -            -        3
Issuance of common stock for cash                273,373            -              -            -        1
Issuance of common stock in connection
    with acquisition                             256,570            -              -            -        -
Net loss                                               -            -              -            -        -
                                            ----------------------------------------------------------------
Balance at December 31, 2001                  12,862,964    3,440,000              -    3,991,797       20

Receipt of subscription payments                       -            -              -            -        -
Adjustment of subscription payments to
    additional paid in capital                         -            -              -            -        -
Issuance of Series B Preferred Stock                   -            -              -      133,636
Issuance of common stock for cash                      -            -              -            -        -
Issuance of common stock for services            691,295            -              -            -        1
Conversion of preferred shares upon merger     7,565,433   (3,440,000)             -   (4,125,433)       -
New shares issued and outstanding
     as a result of merger                    20,641,901            -              -            -       21
Series A cumulative preferred stock
     assumed as a result of merger                     -            -        252,000            -      504
Net loss                                               -            -              -            -        -
                                            ----------------------------------------------------------------
Balance at December 31, 2002                  41,761,593            -        252,000            -    $ 546
                                            ================================================================


                                                                                       Deficit
                                                                                     Accumulated
                                                 Stock                  Additional   During The
                                              Subscription    Stock       Paid In    Development  Stockholders'
                                              Receivable   Subscription  Capital        Stage        Deficit
                                            --------------------------------------------------------------------
Balance at February 10, 2000
    inception of development stage                     $ -         $ -          $ -           $ -           $ -

Issuance of common stock                                 -                                      -             5
Issuance of other shares of common stock                 -           -                          -             4
Preferred stock subscription                             -     169,052                          -       169,052
Net loss                                                 -           -                 (1,422,539)   (1,422,539)
                                            --------------------------------------------------------------------
Balance at December 31, 2000                             -     169,052            -    (1,422,539)   (1,253,478)

Conversion of notes payable to                                                                                -
    Series A Preferred Stock                             -           -      859,997             -       860,000
Issuance of Series B Preferred Stock for cash      (72,510)     25,000    1,317,289             -     1,269,783
Conversion of notes payable to
    common stock                                         -           -                          -             3
Issuance of common stock for cash                        -           -           26             -            27
Issuance of common stock in connection
    with acquisition                                     -           -                          -             -
Net loss                                                 -           -                 (1,415,979)   (1,415,979)
                                            --------------------------------------------------------------------
Balance at December 31, 2001                       (72,510)    194,052    2,177,312    (2,838,518)     (539,644)

Receipt of subscription payments                    63,201           -            -             -        63,201
Adjustment of subscription payments to
    additional paid in capital                           -     (25,000)      25,000             -             -
Issuance of Series B Preferred Stock                     -           -            -             -             -
Issuance of common stock for cash                        -           -          823                         823
Issuance of common stock for services                    -           -       22,811             -        22,812
Conversion of preferred shares upon merger               -           -            -             -             -
New shares issued and outstanding
     as a result of merger                               -           -          (21)            -             -
Series A cumulative preferred stock
     assumed as a result of merger                       -           -            -             -           504
Net loss                                                 -           -            -    (1,707,749)   (1,707,749)
                                            --------------------------------------------------------------------
Balance at December 31, 2002                      $ (9,309)  $ 169,052  $ 2,225,925  $ (4,546,267) $ (2,160,053)
                                            ====================================================================

               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                              February 10,
                                                                                                2000
                                                                                              (Inception)
                                                       Twelve Months      Twelve Months          to
                                                          Ended               Ended         December 31,
                                                    December 31, 2002    December 31, 2001     2002
                                                    -----------------    ----------------   -----------
Cash flows from operating activities:
    Net loss                                             $(1,707,749)      $(1,415,979)      $(4,546,267)
    Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                          145,169           144,587           362,452
      Impairment loss                                        304,504              --             304,504
      Amortization on discount of royalty agreement          137,140           137,140           411,420
      Gain on extinguishment of debt                         (39,754)          (30,975)          (70,729)
      Loss on disposal of equipment                             --                --               2,156
      Issuance of stock for services                          22,812              --             191,864
    Changes in assets and liabilities:
      Prepaid expenses                                        75,000           (79,633)           (7,833)
      Employee advances                                         --              31,334              --
      Accounts payable and accrued expenses                  358,974           (31,225)          501,908
      Accrued payroll                                        168,253             5,263           208,830
                                                         -----------       -----------       -----------
Net cash used by operating activities                       (535,651)       (1,239,488)       (2,641,695)
                                                         -----------       -----------       -----------

Cash flows from investing activities:
    Purchase of intangibles                                     --                --             (81,902)
    Purchase of equipment                                       --              (4,191)           (7,151)
                                                         -----------       -----------       -----------
Net cash used by investing activities                           --              (4,191)          (89,053)
                                                         -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from notes payable                              468,990            37,500         1,466,490
    Payment of notes payable                                    --             (69,550)          (69,550)
    Issuance of subscription receivable                         --             (72,510)          (72,510)
    Payment of subscription receivable                        63,201              --              63,201
    Proceeds from sale of stock                                  824         1,342,293         1,343,117
                                                         -----------       -----------       -----------
Net cash provided by financing activities                    533,015         1,237,733         2,730,748
                                                         -----------       -----------       -----------

Net increase in cash and cash equivalents                     (2,636)           (5,946)             --
Cash and cash equivalents, beginning of period                 2,636             8,582              --
                                                         -----------       -----------       -----------
Cash and cash equivalents, end of period                 $      --         $     2,636       $      --
                                                         ===========       ===========       ===========

Supplemental disclosures
    Interest paid                                        $      --         $     1,430       $     1,430
    Income taxes paid                                    $       800       $       800       $     1,600

Noncash transactions:
    Issuance of Series A stock for notes payable         $      --         $   860,000       $   860,000
    Issuance of common stock for notes payable           $      --         $         3       $         3
    Assumption of discounted royalty payments
      which total $1,714,250                             $      --         $      --         $ 1,080,268
    Issuance of common stock subscription                $    25,000       $      --         $    25,000
    Issuance of common stock for services                $    22,812       $      --         $   191,864

               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001


Note 1 - Summary of Organization and Significant Accounting Policies

         Organization - The Company was incorporated in February 2000. It has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well-being of infants. On July 7, 2000, the Company acquired the rights to an FDA-registered sound and motion device called "Nature's Cradle," an infant environmental transition sleep system that has been shown to enhance infant sleep, decrease infant crying and promote child development.

         Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises".

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2002. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in stockholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since Inception through December 31, 2002.

         The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

         Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

         Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current stockholders.

         Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

         Start-up Costs: Cost incurred in connection with commencing operations, including general and administrative expenses, are charged to operations in the period incurred.

         Cash and Cash Equivalents - The Company considers all unrestricted, highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

         Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value.

         Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Such funds are not insured by the Federal Deposit Insurance Corporation; however the Company considers its credit risk associated with cash and cash equivalents to be minimal.

         Revenue Recognition -Revenue from product sales and demonstration units is recognized upon shipment to customers. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

         Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.

         The straight-line method of depreciation is used for financial reporting purposes.

         The estimated useful lives, of property and equipment, are as follows:

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

                                                             YEARS
                                                             -----
           Computer equipment, peripherals and software       2-3
           Office equipment                                   3-5
           Furniture and fixtures                             5-7

         Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software used in the business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

         Intangible Assets - Intangible assets, primarily patents, are amortized on a straight-line basis over the estimated useful life of the asset (See Note 4). Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

         The Company regularly reviews its excess of cost over net assets acquired and other intangible assets to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its undiscounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Company's weighted-average cost of capital.

         Research and Development Costs: Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. Since the Company is in its development stage, SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities

         Stock Issued For Services -- The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

         Use of Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include, but not be limited to, those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

         Risks and Uncertainties - The Company is dependent on continued financing from investors to sustain the development of Nature's Cradle and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its planned products will be successful.

         Recent Authoritative Pronouncements - In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. The Company has adopted Statement No. 141, which requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. In addition, goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. In addition, goodwill and intangible assets with indefinite useful lives recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $4,546,267 through the period ended December 31, 2002, and current liabilities exceeded current assets by $1,473,642 at December 31, 2002. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and in the interim, continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

Note 3 - Loss per Share

         The Company computed basic and diluted loss per share amounts for December 31, 2002 and 2001 pursuant to the SFAS No. 128, "Earnings per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Note 4 - Acquisition of Intangible Assets and Goodwill

         Patent Rights:

         In July 2000, the Company acquired the rights to four patents and four patent pending applications in the United States, Canada, Europe and Japan, for a certain Nature's Cradle technology from Infant Advantage, Inc. ("Infant Advantage") through an assignment for the benefit of creditors. The cost of the patent rights totaled $1,162,173 that consisted of cash and the assumption of certain liabilities. The Company is amortizing the patents over what management believes is its estimated useful life of 97 months. Accumulated amortization is $359,000 and $215,000 at December 31, 2002 and 2001, respectively.
         Amortization expense totaled $143,772 in both 2002 and 2001.

         Estimated amortization expense for each of the next five years is as follows: December 31:

                               2003       $147,000
                               2004        147,000
                               2005        147,000
                               2006        147,000
                               2007        147,000

         Goodwill:

         In November 2002, the Company merged with Premier Classic Acquisition Corporation (see Note 15). The consideration paid by the former Parentech stockholders for the Premier Acquisition Corporation common stock that they received in the Merger was their Parentech common stock. In addition, as a result of the Merger, Parentech assumed approximately $300,000 of liabilities and 252,000 shares of preferred stock. Since ownership and operational control of Premier is considered to have passed to the stockholders and management of Parentech as a result of the Merger, Parentech is treated as the entity that acquired the assets of Premier for accounting purposes.

         In accordance with SFAS No. 141, the business combination was accounted for using the purchase method of accounting. The Company determined that the total consideration paid for the acquisition was $304,540. No identifiable assets were obtained as a result of the merger, and, as such, the entire purchase price was recorded as goodwill.

          As of December 31, 2002, the Company determined that the goodwill had no fair value. As a result an impairment loss for the entire consideration of $304,540 was recorded in 2002.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

Note 5 - Royalty Agreement

         In connection with the acquisition of the patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within 5 years.

Note 6 - Related Party Transactions

         The Company has entered into consulting agreements with Chardan Ventures, LLC ("Chardan") and RP Associates, LLC ("RPA"). Daniel P. Beharry, a former Secretary and former Director of the Company, and Dr. Richard Propper, former Chairman of the Company, are principals of both Chardan and RPA. Chardan and RPA provided the Company with strategic and management consulting services. In addition, the Company has also entered into an office lease with Chardan for their Solana Beach office location (See Note 9). The total paid under these agreements was $6,500 and $121,467 during the years ended December 31, 2002 and 2001, respectively. On December 31, 2002 the consulting agreement and the lease with Chardan were cancelled.

         During the year ended December 31, 2001, Mr. Beharry provided legal services to the Company. Compensation for these services was $30,000.

Note 7 - Property and Equipment

         Property and equipment are valued at cost, less accumulated depreciation as follows:

                                     2002      2001
--------------------------------- --------- ---------
Equipment                           $4,191    $4,191
Less: Accumulated depreciation       2,212       815
--------------------------------- --------- ---------
Property and equipment, net         $1,979    $3,376
--------------------------------- --------- ---------

         Depreciation expense totaled $1,397 and $810 as of December 31, 2002 and 2001, respectively.

Note 8 - Income Taxes

         The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

         Since its formation the Company has incurred net operating losses. As of December 31, 2002 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

         SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

         Income tax expense is $800 for the years ended December 31, 2002 and 2001. Such amounts consist of minimum state taxes payable.

Note 9 - Commitments and Material Agreements

         The Company has an exclusive agreement with SII Trading of Japan (SII) to distribute Nature's Cradle products in Japan. SII, a subsidiary of Seiko, contracts with outside enterprises to sell and distribute products in Japan. The agreement states that the Company will receive $170 for each Nature's Cradle Sound and Motion System delivered to SII. After December 2001, the Company will receive an additional $85 for each six month period that each Nature's Cradle system remains in Japan. In addition, under this agreement, SII will pay to the Company a one-time fee of $400 for each hospital unit sold by SII. The Company recognized $0 and $37,073 of revenue associated with this agreement during the years ended December 31, 2002 and 2001, respectively.

         The Company entered into a lease for an office in San Ramon, California. The lease ended at December 31, 2001, and the space was rented on a month-to-month basis. Rent expense for this facility is approximately $1,800 per month. The Company terminated the lease as of March 31, 2003.

         The Company entered into a month-to-month lease, on June 1, 2001 for office space in Solana Beach, California, with Chardan Ventures a related party (see Note 6). Rent expense for this facility is $3,000 per month. The lease was cancelled effective December 31, 2002 and terms are currently being renegotiated.

         Total rent expense was $54,709 and $50,838 for the fiscal years ended December 31, 2002 and 2001, respectively.


Note 10 - Notes Payable

         During July 2000, the Company assumed a $222,000 secured promissory note and gave consideration for $2,000,000 in unsecured debt from Infant Advantage. The assumption of the secured debt occurred in connection with the Company's acquisition of certain intellectual property and other assets of Infant Advantage (See Note 4). Interest was accrued at 12% per annum. Infant Advantage was in default on the note at the time of the Company's purchase. On January 20, 2001, the Company converted the secured promissory note and unsecured debt into 1,859,510 shares of common stock valued at $.000001 per share.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

         During July 2000, the Company assumed $737,800 in secured promissory notes from Infant Advantage. The assumption of this debt occurred in connection with the Company's acquisition of certain intellectual property and other assets of Infant Advantage. (See Note 4) Interest was accrued at 12% per annum. Infant Advantage was in default on the notes at the time of the Company's purchase. On January 20, 2001, the Company converted the promissory notes into 1,000,000 shares of common stock valued at $.000001 per share.

         During the months of February through December 2000, the Company entered into various promissory notes totaling $660,000 with the Acorn Technology Fund, L.P. Interest accrued at 6% per annum. The principal and unpaid accrued interest was due and payable at various times during November 2000 through March 2001. The Company was in default on the promissory notes. On March 20, 2001, the principal portion of the notes was converted to Series A Preferred Stock at $.25 per share for a total of 2,640,000 shares. The accrued interest totaling $30,975 was forgiven and recognized as an extraordinary gain on the extinguishment of debt during the year ended December 31, 2001.

         In August 2001, the Company entered into a line of credit agreement with Dr. Richard Propper, former Chairman of the Company, for an amount not to exceed $100,000 in one calendar month or $1,000,000 in the aggregate. The Company has drawn on the credit line at various times to support its operating activities. Interest on the line of credit accrues at 8% per annum. In March 2001, the Company converted $200,000 of debt to Series A Preferred stock at $.25 per share for a total of 800,000 shares. The line of credit originally matured on June 30, 2002. The maturity was extended until December 31, 2002. As of December 31, 2002 the total principal amount due under the line of credit was $450,000. On February 27, 2003, Dr. Propper filed a UCC financing statement to secure amounts due to him under the credit line, and extended the maturity date until March 31, 2003. The terms of the credit line are currently being renegotiated. As of December 31, 2002, the total amount of accrued interest due to Dr. Propper under the revolving line of credit was $25,112.

         On December 14, 2001, the Company entered into a promissory note for $37,500 with an unrelated party in connection with the merger with Premier Classic Acquisition Corporation. Interest on the note accrued at 8% per annum. The principal and unpaid accrued interest was due and payable upon the successful completion of the contemplative merger with Premier by September 1, 2002. Because the merger was not completed by September 1, 2002 the note and related interest were cancelled and income from the extinguishment of debt was recognized.

         On February 20, 2002, the Company entered into a promissory note for $18,790 with Scott D. Landow, the President of the Company. The maturity date of the note was June 30, 2002, with accrued interest of 8% per annum. On June 30, 2002 the due date of the note was extended to December 31, 2002. The terms of the note are currently being renegotiated.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

Note 11 - Preferred Stock and Subscription Agreements

         On March 20, 2001, the Company issued 3,440,000 shares of Series A Preferred Stock for $860,000. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into one share of common stock of the Company. Dividends are payable to stockholders when declared by the board of directors, are noncumulative, and are paid in preference to any dividends declared with respect to common stock of the Company. All shares of Series A Preferred Stock were automatically converted to common stock upon the completion of the merger with Premier Classic Acquisition Corporation on November 6, 2002 (See Note
         15).

         Beginning on May 1, 2001, the Company sold 4,125,433 shares of Series B Preferred Stock at $.33 per share. Each share of Series B Preferred Stock is convertible at the option of the holder thereof at any time into one share of common stock of the Company. Dividends are payable to Series B Preferred stockholders when declared by the board of directors, are noncumulative, and are paid on an equal basis with Series A Preferred stockholders and in preference to any dividends declared to common stockholders. All shares of Series B Preferred Stock were automatically converted into common stock upon the completion of the merger with Premier Classic Acquisition Corporation on November 6, 2002.

         In August 2001, the Company acknowledged an obligation to reimburse $169,052 in promotional expenses incurred by Dr. Richard Propper prior to the formation of the Company. The Company has agreed to issue preferred stock to Dr. Propper at a future date, plus any accrued interest at 8% per annum. As of December 31, 2002 and 2001, the Company has not issued such preferred stock and has recorded the transaction as a stock subscription on the balance sheet.

         In November 2002, upon the merger with Premier Classic Acquisition Corp., the Company assumed 252,000 shares of 8% cumulative convertible preferred stock. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $0.20 per share payable quarterly when and if declared by the Board of Directors. The Company has not declared a dividend since issuance. The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into .2222 shares of common stock. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $2.50 per share plus all declared and undeclared dividends.

Note 12 - Common Stock and Common Stock Purchase Warrants

         On March 12, 2002, the Company issued 671,737 shares of common stock to Pacific Asia Ventures, LLC ("Pacific Asia"), of which both Dr. Richard Propper and Mr. Daniel Beharry are members, as compensation for consulting services. The value of the services received was estimated to be $22,167 based on management's estimate of the fair value of the shares issued. The shares issued are subject to a right of repurchase for $100 should Pacific Asia not meet certain milestones. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

         On March 12, 2002, the Company issued 19,558 shares of common stock to an unrelated party as compensation for legal services. The value of the services received was estimated to be $645 based on management's estimate of the fair value of the shares issued. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

Note 13 - Stock Compensation Plans

         Effective August 5, 2001, the Company adopted the Parentech, Inc. 2001 Stock Option Plan, which authorizes the granting of stock options to employees, outside directors, consultants, and vendors. Under the Plan, awards are made in the form of incentive stock options (ISOs) or nonstatutory stock options (NSOs). Only employees of the Company are eligible for the grant of ISOs.

         The total options that can be awarded under the 2001 Stock Option Plan are 2,000,000. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years.

         Under the terms of the merger with Premier Classic Acquisition Corporation, each Parentech option was converted into 1.5 options for Premier Classic Acquisition Corporation stock. As a result, the total options that can be awarded were increased to 3,000,000. As of December 31, 2002, the Company had issued and outstanding 2,275,000 options. None of the issued and outstanding options have been exercised.

Note 14 - Contingencies

         On July 6, 2001, the Company notified a former consultant of a breach of contract under both a consulting agreement and a licensing agreement signed by the Company on April 17, 2000. The letter requested repayment of $130,000, paid in consideration for the licensing agreement and stated that any obligation of the Company to pay additional consideration under either the consulting agreement or the license agreement were void. While resolution of this matter is pending, management does not believe that the outcome will have a material adverse effect on the Company's financial condition.

         In August, 2001, the Company entered into an agreement with a contract manufacturer for the production of 310 Nature's Cradle units. The Company has paid 70% of the amount due under this agreement. The completed units had several mechanical flaws. As such, the Company does not believe it has any liability for the remaining amount. To date the supplier has not pursued collection of the amount in question. Although the loss can be reasonably estimated at approximately $54,000, management believes that the likelihood that the loss will be incurred is not probable.

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

Note 15 - Merger

         On November 6, 2002, Parentech merged with and into Premier Classic Acquisition Corporation, a Delaware corporation ("Premier Acquisition Corporation") a wholly-owned subsidiary of Premier Classic Art, Inc. ("Premier"). Parentech is the surviving corporation in the Merger and, as a result of the Merger, became a wholly-owned subsidiary of Premier.

         As provided for in the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") entered into between the Premier Acquisition Corporation, Premier and Parentech, the Merger resulted in the stockholders of Parentech receiving 1.5 shares of Premier common stock in exchange for each share of Parentech common or preferred stock they held. A total of 31,748,856 shares of Premier common stock were issued to Parentech stockholders in consummation of the Merger. Immediately following the Merger, Premier had a total of 41,761,593 shares of common stock issued and outstanding excluding shares issuable upon exercise of stock options and conversion of shares of Series A Preferred Stock.

         In addition, the resignations of Charles F. Trapp and Louis A. Pistilli from the Board of Directors of Premier and from their positions as President and Chief Executive Officer and as Secretary of Premier, respectively, took effect upon the close of the Merger. By action taken by Premier's Board of Directors, upon the close of the Merger, Gerald Beemiller, Daniel P. Beharry, Scott D. Landow, Richard Rosenblum, Richard D. Propper and Charles R. Smith were appointed directors, and Scott D. Landow was appointed President and Treasurer of Premier and Daniel P. Beharry was appointed Secretary of Premier. Pursuant to the Merger Agreement, all of the officers and directors of Parentech prior to the Merger continued in those roles with Parentech subsequent to the Merger.

         As a result of the Merger, former stockholders of Parentech hold 31,748,856 shares of Premier common stock out of 41,761,593 issued and outstanding shares, or 76% of the issued and outstanding common stock of Premier. While the former Parentech stockholders now own more than a majority of the issued and outstanding shares of Premier, no individual stockholder holds enough shares to assert control over Premier, and neither Premier nor Parentech is not aware of any group of stockholders that is acting together in order to assert control over Premier.

         Pursuant to the Merger Agreement, all outstanding but unexercised options to purchase shares of Parentech common stock, whether vested or unvested, were assumed by Premier at the time of the Merger and are now options to purchase shares of Premier common stock.

         On January 16, 2003, Parentech, a 100% owned subsidiary of Premier, merged into Premier, and pursuant to such merger, Premier's name was changed to "Parentech, Inc."

                                 Parentech, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
             For the Twelve Months Ended December 31, 2002 and 2001

Note 16 - Subsequent Events

         Between January 2003 and March 2003, Scott D. Landow, the Company President, advanced the Company approximately $12,000 to support operations. The terms of repayment for such advances are currently under negotiation.

         In February 2003, the Company was named in a complaint filed by Bondy and Schloss, a creditor. In the complaint Bondy and Schloss asserted that the Company owed approximately $115,000 for legal services rendered. Management acknowledges the obligation to Bondy and Schloss' and anticipates that the complaint will be resolved.

         In March 2003, the Company entered into an exclusive three-year agreement with Parentech Korea, Inc. (PTK), an unrelated party, to distribute Nature's Cradle products in Korea. The agreement provides for revenues from both leasing and selling Nature's Cradle units. Leased units are rented for $70 per four-month period. Units for sale are priced between $299 and $339. As of May 12, 2003, no units were shipped under this agreement.

         On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of May 12, 2003 approximately $127,500 in such promissory notes were issued. None of the notes have been converted, nor have any of the related warrants have been exercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Premier's auditors prior to the Merger were Wiener, Goodman & Company, P.C. The Company elected to discontinue use of those auditors subsequent to the Merger, but that decision did not relate in any way to disagreements with them regarding accounting or financial disclosure matters.

Parentech's auditors prior to the Merger were Swenson Advisors, LLP. On November 20, 2002, the Company filed a form 8-K disclosing a change in auditors to Stonefield, Josephson, Inc.

On May 6, 2003, Parentech filed a form 8-K disclosing a change in its auditors to Jewett, Schwartz and Associates. That change in auditors did not relate in any way to disagreements with them regarding accounting or financial disclosure matters.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers as of the end of fiscal 2002 and currently.

Name                    Age  Position
---------------------- ----- ---------------------------------------------------
Scott D. Landow.......   47  President, Treasurer, Chairman of the Board of
                             Directors

Charles R. Smith......   56  Director

Scott D. Landow, Chairman of the Board, President and Treasurer. Mr. Landow has served as President, Treasurer and director of the Company since November 6, 2002, the effective date of the Merger. He assumed the position of Chairman of the Board of Directors effective December 20, 2002. Mr. Landow had served as President and as a director of Parentech from September 30, 2000 until January 17, 2003, the date on which Parentech merged with and into the Company. His term as a director of the Company is through the next annual meeting of the Company's shareholders, when directors will be elected. Prior to joining Parentech, Mr. Landow had founded and operated Beyond Conception, Inc., a Texas-based specialty retail chain of 16 high-end newborn and infant stores. As a result of the failure of an investor to fulfill a commitment, Beyond Conception filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In the course of the efforts to reorganize the company, Mr. Landow personally guaranteed many of its obligations. Ultimately, the company's reorganization was converted into a Chapter 7 liquidation, and Mr. Landow also went through a personal bankruptcy as a result of his guarantees of the company's obligations.

Charles R. Smith, Director. Mr. Smith has served as a director of the Company since November 6, 2002, the effective date of the Merger, and had served as a member of the Parentech Board of Directors from December 16, 2001 until January 17, 2003, the date on which Parentech merged with and into the Company. His term as a director of the Company is through the next annual meeting of the Company's shareholders, when directors will be elected. Mr. Smith was a co-founder of medibuy, Inc. in 1998 and served as its president until 2002. Prior to his involvement in medibuy Mr. Smith had held a number of high-level positions in the health care field.

On December 20, 2002, Richard D. Propper, MD, Daniel P. Beharry, Gerald V. Beemiller and Richard Rosenblum resigned as directors of the Company and of Parentech, Inc., its wholly-owned subsidiary at the time. In addition, Mr. Beharry resigned as secretary of both the Company and of Parentech, Inc. that date.


Board of Directors Committees and Other Information

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among our directors or officers.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.

Director Compensation

Our directors do not receive cash for their service as directors. From time to time, certain directors who are not our employees have served as consultants to the Company, for which services they have been paid customary fees based on the value of the services rendered. Prior to the Merger, Parentech had established an option grant program for its outside directors, which options the Company assumed in connection with the Merger. Each qualifying director received a grant of 225,000 options to purchase Parentech common stock at an exercise price based on the fair market value of Parentech's common stock as of the date of the grant. Such options were subject to vesting over a three-year period. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

Employees

As of December 31, 2002, the Company had two full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended December 31, 2002.

Summary Compensation

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended December 31, 2002.

                                                                    Restricted
 Name and Principle             Year Ended                            Stock
     Position                   December 31,       Salary ($)       Award(s) ($)
-------------------             ------------      ------------      ------------

Scott D. Landow, President         2002           $120,000 (2)         $ 0
                                   2001             60,000 (1)         $ 0
                                   2000               N.A.             $ 0

     (1) The compensation shown for 2001 was at the annual rate of $120,000 for the period July 1, 2001 to December 31, 2002.
     (2) Approximately $112,500 in salary to Mr. Landow remains accrued but unpaid


Option Grants in Fiscal 2002

600,000 stock options were granted to Mr. Landow during the fiscal year ended December 31, 2002. Such options represented approximately 22.53% of all options granted during the fiscal year. The exercise price of the options was $0.033 per share.

Stock Options Exercised During Fiscal 2002

No stock options were exercised by executive officers of the Company during fiscal 2002.

Fiscal Year-End Option Values

As of December 31, 2002, Mr. Landow held unexercised options to purchase 400,000 shares of the Company's common stock. The value of such options as the end of the fiscal year was $52,800. The option value was determined by closing bid price of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on ($0.121) minus the exercise price.

LTIP Awards During Fiscal Year

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended December 31, 2002.

Director Compensation

Our directors do not receive cash for services they provide as directors. From time to time, certain directors who are not our employees have served as consultants to us for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of our common stock. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

Employment Contracts

The Company currently has an employment contract with Scott D. Landow. Mr. Landow's employment agreement was entered into with Parentech prior to the merger between it and the Company in January 2003. The agreement commenced on July 1, 2001, and it is terminable at the will of either party. The initial salary called for in the agreement is $120,000 per annum, but it was increased to $150,000 per annum, with $30,000 per annum deferred, effective April 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of January 14, 2002 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                                    Percentage of
                                                               Nature of                                Shares
                                                              Beneficial      Number of Shares       Beneficially
Directors and Officers (1)                                     Ownership     Beneficially Owned       Owned (1)
------------------------------------------------------        ----------     ------------------     --------------
Scott D. Landow
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075  .............................          Direct            1,616,700              3.9%

Richard D. Propper, MD
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, California  92075.......................          Direct            1,745,772              4.2%

Daniel P. Beharry
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, California  92075.......................          Direct             875,000               2.1%

Richard Rosenblum
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075  .............................         Indirect            36,653                <1%

Giltner Stevens
P.O. Box 309
Joplin, MO  64802.....................................          Direct             250,000               <1%

Charles F. Trapp
1188 Staffler Drive
Bridgewater, NJ  08807................................          Direct            1,158,845              2.8%

Louis A. Pistilli
189 Monmouth Boulevard
Oceanport, NJ  07757..................................          Direct             125,000               <1%

Gerald V. Beemiller
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075...............................          Direct             154,026               <1%

Charles R. Smith
380 Vista Abierta
El Cajon, CA 92019....................................          Direct             126,562               <1%

All directors and executive officers as a group               Direct and
   (9 persons) .......................................         Indirect          6,088,558             14.6%

5% Stockholders
------------------------------------------------------
Acorn Technology Fund, L.P.
P.O. Box 5373
Princeton, NJ  08543..................................          Direct            5,460,000             13.1%

Penny Lane Partners, L.P.
1 Palmer Square, Suite 309                                    Direct and
Princeton, NJ  08542..................................         Indirect            2,789,265             6.7%

(1) Applicable percentage of beneficial ownership is based on 41,761,593 shares outstanding as of May 14, 2003. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after May 14, 2003 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

                                       Equity Compensation Plan Information

Plan Category                Number of securities to    Weighted Average           Number of securities
                             be issued upon exercise    exercise price of          available for future
                             of outstanding options,    outstanding options,       issuance
                             warrants and rights        warrants and rights

                                        (a)                       (b)                         (c)

Equity compensation plans
approved by security                1,312,500                    $0.033                    1,687,500
holders

Equity compensation plans
not yet approved by                     N/A                      N.A.                         N.A.
security holders


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parentech, prior to the Merger, entered into a consulting agreement with Chardan Ventures, LLC. Among the principals of Chardan Ventures is Richard D. Propper, MD, who also served as a member of the board of the Company from November 6, 2002 until December 20, 2002, and as a member of the board of Parentech from its inception until December 20, 2002. Another of Chardan's principals is Daniel P. Beharry, who served as director of and Secretary to the Company until December 20, 2002. Under that agreement, the Company is obligated to pay Chardan Ventures a fixed monthly sum in exchange for Chardan's performing consulting services. The agreement is terminable by either party upon thirty (30) days' notice. The Company paid Chardan Ventures $121,467 under the agreement during the year ended December 31, 2001 and $0 during the year ended December 31, 2002.

Dr. Propper has loaned money to the Company from time to time under a revolving line of credit. On February 25, 2003, the Company's Board of Directors, in consideration of Dr. Propper's forbearance of his rights to enforce a default under the revolving credit line, granted to Dr. Propper a security interest in the assets of the Company. At the time that this security interest was granted, Dr. Propper was no longer a member of the Company's Board of Directors.

In December 2001 Dr. Propper loaned to Parentech a portion of the refundable transaction fee that was paid to Premier upon the signing of the memorandum of understanding outlining the terms of the proposed merger between Premier and Parentech. On March 1, 2002, all parties concerned agreed that the transaction fee would be made non-refundable. In exchange for those agreements, the Company issued 495,608 shares of its common stock and 186,000 shares of Premier preferred stock to persons designated by Dr. Propper to receive them, including Daniel P. Beharry, who at the time was Secretary and a director of Parentech, and Scott D. Landow, who at the time was President and a director of Parentech.

In August 2002, Premier entered into an agreement with certain of its creditors pursuant to which those creditors would release all but $1.00 of their respective claims against Premier in exchange for the pro rata transfer to them of all of the stock of the Company's wholly owned subsidiary, Cool Classics, Inc. Creditors of the Company who participated in that transaction included Charles F. Trapp, who was President, Chief Executive Officer and a director of Premier at the time.

Giltner Stevens, a director of Premier until July 2, 2002, had outstanding loans to Premier. Periodically Mr. Stevens would roll over the promissory notes issued to him in connection with those loans, with accrued interest being added to the principal amount of the new term loan.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The index to exhibits is listed at the end of this report as Exhibit 00.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the year ended December 31, 2002:

1. October 30, 2002 (filed October 31, 2002) reporting the settlement of litigation filed October 22, 2002 by a group of secured creditors which included a director of the Company, for non-payment of past due notes and interest.

2. November 6, 2002 (filed November 20, 2002) reporting the merger of Parentech, Inc. and Premier Classic Art, Inc., and also reporting changes in certifying accountants.


ITEM 14.      CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on May 15, 2003, on its behalf by the undersigned, thereunto duly authorized.

PARENTECH, INC

/S/ SCOTT D. LANDOW
-------------------------------------------
Scott D. Landow
Chairman of the Board, President and Treasurer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                            Date
-----------                                          ------

/S/ SCOTT D. LANDOW                                  May 15, 2003
-------------------------------------------
Scott D. Landow
Chairman of the Board, President and Treasurer.

                                 CERTIFICATIONS

I, Scott D. Landow, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Parentech, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/S/ SCOTT D. LANDOW
----------------------------------------------
Scott D. Landow
Chairman of the Board, President and Treasurer.

EXHIBIT 00

Index to Exhibits

The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this annual report on Form 10-KSB:

Exhibit No.                         Description
-----------                         -----------

2.1 Agreement and Plan of Merger and Reorganization, dated November 6, 2002 (Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed November 20,
                  2002)

2.2 Certificate of Merger Merging Premier Classic Acquisition Corporation into Parentech, Inc., dated November 6, 2002 (Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed November 20, 2002)

4.3               Revolving Line of Credit Agreement

4.4               Amendment to Revolving Line of Credit Agreement

10.1              Agreement between Parentech, Inc. and SII Trading, Inc.

10.2 Amendment to agreement between Parentech, Inc. and SII Trading, Inc.

10.3              Agreement between Parentech Inc. and Parentech Korea, Inc.

10.4              Amendment to Agreement between Parentech Inc. and
                  Parentech Korea, Inc.

10.5              The Parentech, Inc. 2001 Stock Option Plan

11. A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

16.1 Letter on change on certifying accountant (Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed November 20, 2002)

21.               Subsidiaries of the registrant

99                Certification of Chairman of the Board, President and
                  Treasurer.