Form 10QSB
period 2003-03-31
PREMIER CLASSIC ART INC
filed 2003-05-20
CIK 1095606

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       Or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 021-43121

                              --------------------

                                 Parentech, Inc.
                      (FORMERLY PREMIER CLASSIC ART, INC.)
             (Exact name of Registrant as specified in its charter)

                              --------------------

              Delaware                                       94-3353519
  (State or other jurisdiction of                   (IRS Employer Identification
   incorporation or organization)                              Number)

                        777 South Highway 101, Suite 215
                         Solana Beach, California 92075
                                 (858) 847-0747
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


      41,761,593 shares of $0.001 par value common stock outstanding as of
                                 March 31, 2003

         Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

===============================================================================

                                 Parentech, Inc.


                                   Form 10-QSB
                      For the Quarter Ended March 31, 2003

                                    Contents


                                                                                                Page
                                                                                                ----
Part I - Financial Information

           Item 1:  Financial Statements

                            Condensed Balance Sheets                                              3

                            Condensed Statements of Operations                                    4

                            Condensed Statements of Cash Flows                                    5

                            Notes to Condensed Financial Statements                               6

           Item 2:  Management's Plan of Operation

                            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                             9

           Item 3.  Controls and Procedures                                                      10

Part II - Other Information

           Item 1:  Legal Proceedings                                                            11

           Item 2:  Changes In Securities                                                        11

           Item 3.  Defaults Upon Senior Securities                                              11

           Item 4:  Submission of Matters to a Vote of Security Holders                          11

           Item 5:  Other Information                                                            11

           Item 6:  Exhibits and Reports on Form 8-K                                             11

           Signature                                                                             12

           Certifications                                                                        13


                                 Parentech, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                                                             March 31, 2003
                                                                             --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $        73
    Prepaid expenses                                                                7,833
                                                                              -----------
      Total current assets                                                          7,906
                                                                              -----------

Property and equipment, net                                                         1,631
Intangibles, net                                                                  766,800
                                                                              -----------

Total Assets                                                                  $   776,337
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                     $   874,663
    Notes payable - related parties                                               483,840
    Accrued payroll                                                               265,229
                                                                              -----------
      Total current liabilities                                                 1,623,732

Royalty agreement payable, net of discount                                      1,525,418
                                                                              -----------

Total Liabilities                                                               3,149,150
                                                                              -----------

Stockholders' deficit:
    Series A cumulative convertible preferred stock, $.002 par value 8%
      cumulative, 10,000,000 shares authorized, 252,000
      shares issued and outstanding at March 31, 2003                                 504
    Common stock, $.001 par value: 50,000,000 shares authorized,
      41,761,593 shares issued and outstanding at March 31, 2003                   41,762
    Stock subscribed                                                              169,052
    Stock subscription receivable                                                  (9,309)
    Additional paid-in capital                                                  2,184,205
    Deficit accumulated during the development stage                           (4,759,027)
                                                                              -----------

Total stockholders' deficit                                                    (2,372,813)
                                                                              -----------

Total Liabilities and Stockholders' Deficit                                   $   776,337
                                                                              ===========

               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                             February 10, 2000
                                                                      Three Months         Three Months        (Inception)
                                                                          Ended                Ended                To
                                                                     March 31, 2003       March 31, 2002       March 31, 2002
                                                                     --------------       --------------       --------------
Revenue                                                               $      6,650         $          -         $     49,217
                                                                      ------------         ------------         ------------

Operating expenses:
    General and administrative                                             105,818              185,421            1,983,220
    Research and development                                                30,000               91,879            1,578,828
    Depreciation and amortization expense                                   36,291               36,291              398,743
    Impairment loss                                                              -                    -              304,504
                                                                      ------------         ------------         ------------

Total operating expenses                                                   172,109              313,591            4,265,295
                                                                      ------------         ------------         ------------

Operating loss                                                            (165,459)            (313,591)          (4,216,078)

Other income (expense):
    Loss from missapropriation                                                   -                    -             (120,981)
    Amortization of royalty agreement discount                             (34,285)             (34,285)            (445,705)
    Interest expense                                                       (13,030)              (2,648)             (92,286)
    Interest and other  income                                                  12                   32               47,694
                                                                      ------------         ------------         ------------

Total other expense                                                        (47,303)             (36,901)            (611,278)
                                                                      ------------         ------------         ------------

Net loss before extraordinary items                                       (212,762)            (350,492)          (4,827,356)

Gain on extinguishment of debt, net of tax                                       -                    -               70,729
                                                                      ------------         ------------         ------------

Net loss before income tax provison                                       (212,762)            (350,492)          (4,756,627)

Income tax provision                                                             -                  800                2,400
                                                                      ------------         ------------         ------------

Net loss                                                              $   (212,762)        $   (351,292)        $ (4,759,027)
                                                                      ============         ============         ============


Net loss per share - basic and diluted                                $      (0.01)        $      (0.03)
                                                                      ============         ============
Weighted average number of shares
  outstanding - basic and diluted                                       41,761,593           12,927,094
                                                                      ============         ============


               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                 February 10
                                                                                                     2000
                                                                                                  (Inception)
                                                                 Three Months     Three Months         to
                                                                    Ended            Ended         March 31,
                                                                March 31, 2003   March 31, 2002      2003
                                                                --------------   --------------  ------------
Cash flows from operating activities:
    Net loss                                                     $  (212,762)    $  (351,292)    $(4,759,029)
    Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                   36,291          36,291         398,743
      Impairment loss                                                      -               -         304,504
      Amortization on discount of royalty agreement                   34,285          34,285         445,705
      Gain on extinguishment of debt                                       -               -         (70,729)
      Loss on disposal of equipment                                        -               -           2,156
      Issuance of stock for services                                       -          23,178         191,864
    Changes in assets and liabilities:
      Accounts receivable                                                  -               -               -
      Inventories                                                          -               -               -
      Prepaid expenses                                                     -               -          (7,833)
      Employee advances                                                    -               -               -
      Accounts payable and accrued expenses                           71,010          76,801         572,918
      Accrued payroll                                                 56,399          43,792         265,229
                                                                 -----------     -----------     -----------
Net cash used by operating activities                                (14,777)       (136,945)     (2,656,472)
                                                                 -----------     -----------     -----------

Cash flows from investing activities:
    Purchase of intangibles                                                -               -         (81,902)
    Purchase of equipment                                                  -               -          (7,151)
                                                                 -----------     -----------     -----------
Net cash used by investing activities                                      -               -         (89,053)
                                                                 -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from notes payable                                       14,850         112,990       1,481,340
    Payment of notes payable                                               -               -         (69,550)
    Issuance of subscription receivable                                    -               -         (72,510)
    Payment of subscription receivable                                     -          43,201          63,201
    Proceeds from sale of stock                                            -               -       1,343,117
                                                                 -----------     -----------     -----------
Net cash provided by financing activities                             14,850         156,191       2,745,598
                                                                 -----------     -----------     -----------

Net increase in cash and cash equivalents                                 73          19,246              73
Cash and cash equivalents, beginning of period                             -           2,636               -
                                                                 -----------     -----------     -----------
Cash and cash equivalents, end of period                         $        73     $    21,882     $        73
                                                                 ===========     ===========     ===========

Noncash transactions:
    Issuance of Series A stock for notes payable                 $         -     $         -     $   860,000
    Issuance of common stock for notes payable                   $         -     $         -     $         3
    Issuance of common stock subscription                        $         -     $         -     $    25,000
    Issuance of common stock for services                        $         -     $    23,178     $   191,864


               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                        Notes To The Financial Statements
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

Note 1 - Summary of Organization and Significant Accounting Policies

         Organization - The Company was incorporated in 1991 as Huggie Heart, Inc. and engaged in the business of making and selling recyclable containers. After a number of name changes, the last of which was to Premier Classic Art, Inc. ("Premier"), it acquired Parentech, Inc. through a reverse merger with its wholly owned subsidiary, in November 2002. Parentech, Inc. subsequently merged with and into the Company, and in conjunction with that merger changed its name to Parentech, Inc.

         The Company has had no ongoing operations during the periods covered by these statements, other than those as Parentech, Inc., either prior or subsequent to its merger with a subsidiary of Premier. For that reason, these notes focus on the activities of Parentech, Inc., both as an independent company and subsequent to its merger with and into the Company.

         Parentech, Inc. was incorporated in February 2000. It has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well-being of infants. On July 7, 2000, the Company acquired the rights to an FDA-registered sound and motion device called "Nature's Cradle," an infant environmental transition sleep system that has been shown to enhance infant sleep, decrease infant crying and promote child development.

         Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises".

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of March 31, 2003. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three Month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended December 31, 2002.

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $4,759,027 through the period ended March 31, 2003, and current liabilities exceeded current assets by $1,615,826 at March 31, 2003. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

Note 3 - Loss Per Share

         The Company computed basic and diluted loss per share amounts for March 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Note 4 - Notes Payable

         In August 2001, the Company entered into a line of credit agreement with Dr. Richard Propper, former Chairman of the Company, for an amount not to exceed $100,000 in one calendar month or $1,000,000 in the aggregate. Interest on the line of credit accrues at 8% per annum. In March 2001, the Company converted $200,000 of debt to Series A Preferred stock at $.25 per share for a total of 800,000 shares. The line of credit originally matured on June 30, 2002. The maturity was then extended until December 31, 2002. On February 27, 2003, Dr. Propper filed a UCC financing statement to secure amounts due to him under the credit line, and extended the maturity date until March 31, 2003. The total amount due to Dr. Propper under this arrangement is $453,100. During the three months ended March 31, 2003, the Company borrowed $3,100 under the line of credit, and the total interest accrued was $8,889. The terms of the credit line are currently being renegotiated.

         Between January 2003 and March 2003, Scott D. Landow, the Company President, advanced the Company $11,750 to support operations. The terms of repayment for such advances are currently under negotiation.

         On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of March 31, 2003, $0 was borrowed under such notes. Subsequent to that date approximately $177,000 in such promissory notes were issued. None of the notes have been converted, nor have any of the related warrants been exercised.

Note 5 - Contingencies

         In February 2003, the Company was named in a complaint filed by Bondy and Schloss, a creditor. In the complaint Bondy and Schloss asserted that the Company owed approximately $115,000 for legal services rendered. Management acknowledges an obligation to Bondy and Schloss' and anticipates that the complaint will be resolved.

Note 6 - Commitments and Material Agreements

         In March 2003, the Company entered into an exclusive three-year agreement with Parentech Korea, Inc. (PTK), an unrelated party, to distribute Nature's Cradle products in Korea. The agreement provides for revenues from both leasing and selling Nature's Cradle units. Leased units are rented by Parentech Korea, and Parentech, Inc. receives $70 per four-month period. Units for sale are priced between $299 and $339. As of May 20, 2003, no units were shipped under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, OUR ABILITY TO RAISE OR GENERATE ADDITIONAL CAPITAL; OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF OUR CURRENT CUSTOMER BASE; COMPETITION; OUR ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF OUR PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE OUR GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF OUR INTELLECTUAL PROPERTY; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; EXPOSURE TO PRODUCT LIABILITY LAWSUITS; AND CONTROL OF OUR MANAGEMENT AND AFFAIRS BY PRINCIPAL SHAREHOLDERS.

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES. WE CAUTION THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

Since inception, our primary operating activities have consisted of basic product and production process development, recruiting personnel, purchasing operating assets, establishing distribution networks and raising capital. From inception through March 31, 2003, we had an accumulated deficit of approximately $4,760,000. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies that complement and leverage our strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

Results of Operations

         Revenues. During the quarters ended March 31, 2003 and 2002, product sales totaled approximately $6,650 and $0 respectively. Our revenues in the first quarter of 2003 consisted solely of sales of developmental units of Natures Cradle, which is currently the Company's only marketed product.

         Research and Development Costs. Research and development costs include salaries, contracted services, research supplies and materials and expenses related to development of Nature's Cradle. Research and development costs for the quarter ended March 31, 2003 were $30,000 as compared to $91,879 for the quarter ended March 31, 2002. The decrease in the first quarter of fiscal year 2003 was as a result of cost control measures instituted by the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, fees for professional services and office rental expenses. Selling, general and administrative expenses for the first quarter of fiscal year 2003 were $105,818 as compared to $185,421 for the respective period in the first quarter of fiscal year 2002. The decrease in the first quarter of fiscal year 2003 was as a result of cost control measures instituted by the Company.

         Interest Expense. For the quarters ended March 31, 2003 and March 31, 2002, interest expense was $13,030 and $2,648, respectively. Interest expense increased in the first quarter of fiscal year 2003 due to a greater amount of outstanding debt in the first quarter of fiscal 2003 as compared to the comparable period in fiscal year 2002

         Liquidity and Capital Resources. We have financed our operations principally through private sales of debt and equity securities. During the three months ended March 31, 2003, we borrowed approximately $15,000.

         On March 20, 2003 the Company offered convertible promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of March 31, 2003, $0 had been borrowed under such notes. Subsequent to that date approximately $177,000 in such promissory notes were issued. None of the notes has been converted, nor have any of the related warrants been exercised.

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, consisting of our chief executive officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined in Rule 13a-14(c) promulgated under the Exchange Act, within the 90 day period prior to the filing date of this quarterly report.

         After review and evaluation, management has concluded that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the SEC.

         Changes in Internal Controls. There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to our most recent evaluation. Management found that no corrective actions with regard to any significant deficiency or material weakness in our internal controls needed to be implemented at this time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - In February 2003, the Company was named in a complaint filed by Bondy and Schloss, a creditor. In the complaint Bondy and Schloss asserted that the Company owed approximately $115,000 for legal services rendered. Management acknowledges an obligation to Bondy and Schloss and anticipates that the complaint will be resolved.

ITEM 2.  CHANGES IN SECURITIES  -  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On January 15, 2003, the Company, acting as the sole shareholder of Parentech, Inc., its wholly owned subsidiary, voted to merge Parentech with and into the Company and to change the Company's name from Premier Classic Art, Inc. to Parentech, Inc.

ITEM 5.  OTHER INFORMATION -  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

10.1 Agreement between Parentech Inc. and Parentech Korea, Inc. (Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB filed May 15, 2003)

b. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

November 6, 2002 (filed January 21, 2003) as Amendment No. 1 to our Report on Form 8-K (filed on November 20, 2002) reporting changes in certifying accountant and including the financials statements of an acquired business (Parentech, Inc.).

November 6, 2002 (filed January 23, 2003) as Amendment No. 2 to our Report on Form 8-K (filed on November 20, 2002) reporting changes in certifying accountant and correcting certain items previously reported in the financials statements of an acquired business (Parentech, Inc.).

November 6, 2002 (filed February 12, 2003) as Amendment No. 3 to our Report on Form 8-K (filed on November 20, 2002) including as an exhibit an updated letter from Wiener, Goodman and Company, P.C. with regard to changes in certifying accountant.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

PARENTECH, INC.

Dated:  May 20, 2003                    /s/ Scott D. Landow
                                        ---------------------------------------
                                        Scott D. Landow
                                        Chairman of the Board, President
                                        and Treasurer.

                                  CERTIFICATION


I, Scott D. Landow, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Parentech, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying offices and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying offices and I are have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying offices and I are have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Scott D. Landow
-------------------------
Scott D. Landow
Chairman of the Board, President and Treasurer.