Form 10QSB
period 2003-06-30
PREMIER CLASSIC ART INC
filed 2003-08-19
CIK 1095606

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------
                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       Or

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 021-43121

                                -----------------

                                 Parentech, Inc.
                      (FORMERLY PREMIER CLASSIC ART, INC.)
             (Exact name of Registrant as specified in its charter)

                                -----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


      41,761,593 shares of $0.001 par value common stock outstanding as of
                                 June 30, 2003

         Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

===============================================================================

                                 Parentech, Inc.


                                   Form 10-QSB
                       For the Quarter Ended June 30, 2003

                                    Contents

                                                                                     Page
                                                                                     ----
Part I - Financial Information

           Item 1:  Financial Statements

                            Condensed Balance Sheets                                  3

                            Condensed Statements of Operations                        4

                            Condensed Statements of Cash Flows                        6

                            Notes to Condensed Financial Statements                   7

           Item 2:  Management's Plan of Operation

                            Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                       10

           Item 3.  Controls and Procedures                                           11

Part II - Other Information

           Item 1:  Legal Proceedings                                                 12

           Item 2:  Changes In Securities                                             12

           Item 3.  Defaults Upon Senior Securities                                   12

           Item 4:  Submission of Matters to a Vote of Security Holders               12

           Item 5:  Other Information                                                 12

           Item 6:  Exhibits and Reports on Form 8-K                                  12

           Signature                                                                  12

           Certifications                                                             13

                                 Parentech, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                                                               June 30, 2003
                                                                               -------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                   $    28,902
    Work in process                                                                  18,463
    Prepaid expenses                                                                  3,541
                                                                                -----------
      Total current assets                                                           50,906
                                                                                -----------

Property and equipment, net                                                           1,283
Intangibles, net                                                                    730,857
                                                                                -----------

Total Assets                                                                    $   783,046
                                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                       $   902,078
    Notes payable                                                                   660,840
    Accrued payroll                                                                 265,229
                                                                                -----------
      Total current liabilities                                                   1,828,147

Royalty agreement payable, net of discount                                        1,559,703
                                                                                -----------

Total Liabilities                                                                 3,387,850
                                                                                -----------

Stockholders' deficit:
    Series A cumulative convertible preferred stock, $.002 par value 8%
      cumulative, 10,000,000 shares authorized, 252,000
      shares issued and outstanding at June 30, 2003                                    504
    Common stock, $.001 par value: 50,000,000 shares authorized,
      41,761,593 shares issued and outstanding at June 30, 2003                      41,762
    Stock subscribed                                                                169,052
    Stock subscription receivable                                                    (9,309)
    Additional paid-in capital                                                    2,184,205
    Deficit accumulated during the development stage                             (4,991,018)
                                                                                -----------

Total stockholders' deficit                                                      (2,604,804)
                                                                                -----------

Total Liabilities and Stockholders' Deficit                                     $   783,046
                                                                                ===========

               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)


                                                         Three Months       Three Months
                                                             Ended              Ended
                                                         June 30, 2003      June 30, 2002
                                                         -------------      -------------

Revenue                                                  $          -        $      3,220
                                                         ------------        ------------
Operating expenses:
    General and administrative                                109,138             261,828
    Research and development                                   37,505             178,148
    Depreciation and amortization expense                      36,291              36,291
    Impairment loss                                                 -                   -
                                                         ------------        ------------

Total operating expenses                                      182,934             476,267
                                                         ------------        ------------

Operating loss                                               (182,934)           (473,047)

Other income (expense):
    Loss from missapropriation                                      -                   -
    Amortization of royalty agreement discount                (34,285)            (34,285)
    Interest expense                                          (14,332)             (6,362)
    Interest and other income                                     360                  35
                                                         ------------        ------------

Total other expense                                           (48,257)            (40,612)
                                                         ------------        ------------

Net loss before extraordinary items                          (231,191)           (513,659)

Gain on extinguishment of debt, net of tax                          -                   -
                                                         ------------        ------------

Net loss before income tax provison                          (231,191)           (513,659)

Income tax provision                                              800                   -
                                                         ------------        ------------

Net loss                                                 $   (231,991)       $   (513,659)
                                                         ============        ============

Net loss per share - basic and diluted                   $      (0.01)       $      (0.03)
                                                         ============        ============
Weighted average number of shares
  outstanding - basic and diluted                          41,761,593          20,401,196
                                                         ============        ============


               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                 February 10, 2000
                                                          Six Months           Six Months            (Inception)
                                                             Ended                Ended                  To
                                                         June 30, 2003        June 30, 2002         June 30, 2003
                                                         -------------        -------------      ------------------
Revenue                                                  $      6,650         $      3,220         $     49,217
                                                         ------------         ------------         ------------

Operating expenses:
    General and administrative                                214,956              447,249            2,092,359
    Research and development                                   67,505              270,027            1,616,333
    Depreciation and amortization expense                      72,582               72,582              435,034
    Impairment loss                                                 -                    -              304,504
                                                         ------------         ------------         ------------

Total operating expenses                                      355,043              789,858            4,448,230
                                                         ------------         ------------         ------------

Operating loss                                               (348,393)            (786,638)          (4,399,013)

Other income (expense):
    Loss from missapropriation                                      -                    -             (120,981)
    Amortization of royalty agreement discount                (68,570)             (68,570)            (479,990)
    Interest expense                                          (27,362)              (9,010)            (106,618)
    Interest and other income                                     373                   68               48,055
                                                         ------------         ------------         ------------

Total other expense                                           (95,559)             (77,512)            (659,534)
                                                         ------------         ------------         ------------

Net loss before extraordinary items                          (443,952)            (864,150)          (5,058,547)

Gain on extinguishment of debt, net of tax                          -                    -               70,729
                                                         ------------         ------------         ------------

Net loss before income tax provison                          (443,952)            (864,150)          (4,987,818)

Income tax provision                                              800                  800                3,200
                                                         ------------         ------------         ------------

Net loss                                                 $   (444,752)        $   (864,950)        $ (4,991,018)
                                                         ============         ============         ============


Net loss per share - basic and diluted                   $      (0.01)        $      (0.04)
                                                         ============         ============
Weighted average number of shares
  outstanding - basic and diluted                          41,761,593           20,005,868
                                                         ============         ============


               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                    February 10,
                                                                                                        2000
                                                                                                    (Inception)
                                                                    Six Months     Six Months           to
                                                                      Ended           Ended           March 31,
                                                                  June 30, 2003   June 30, 2002         2003
                                                                  -------------   -------------     -----------
Cash flows from operating activities:
    Net loss                                                      $  (444,752)     $  (864,950)     $(4,991,019)
    Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                    72,582           72,582          435,034
      Impairment loss                                                       -                -          304,504
      Amortization on discount of royalty agreement                    68,570           68,570          479,990
      Gain on extinguishment of debt                                        -                -          (70,729)
      Loss on disposal of equipment                                         -                -            2,156
      Issuance of stock for services                                        -           23,178          191,864
    Changes in assets and liabilities:
      Accounts receivable                                                   -           (3,220)               -
      Work in process                                                 (18,463)               -          (18,463)
      Prepaid expenses                                                  4,292           73,037           (3,541)
      Employee advances                                                     -                -                -
      Accounts payable and accrued expenses                            91,898          227,366          593,806
      Accrued payroll                                                  62,925           84,417          271,755
                                                                  -----------      -----------      -----------
Net cash used by operating activities                                (162,948)        (319,020)      (2,804,643)
                                                                  -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of intangibles                                                 -                -          (81,902)
    Purchase of equipment                                                   -                -           (7,151)
                                                                  -----------      -----------      -----------
Net cash used by investing activities                                       -                -          (89,053)
                                                                  -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from notes payable                                       191,850          273,990        1,658,340
    Payment of notes payable                                                -                -          (69,550)
    Issuance of subscription receivable                                     -                -          (72,510)
    Payment of subscription receivable                                      -           64,026           63,201
    Proceeds from sale of stock                                             -                -        1,343,117
                                                                  -----------      -----------      -----------
Net cash provided by financing activities                             191,850          338,016        2,922,598
                                                                  -----------      -----------      -----------

Net increase in cash and cash equivalents                              28,902           18,996           28,902
Cash and cash equivalents, beginning of period                              -            2,636                -
                                                                  -----------      -----------      -----------
Cash and cash equivalents, end of period                          $    28,902      $    21,632      $    28,902
                                                                  ===========      ===========      ===========

Noncash transactions:
    Issuance of Series A stock for notes payable                  $         -      $         -      $   860,000
    Issuance of common stock for notes payable                    $         -      $         -      $         3
    Issuance of common stock subscription                         $         -      $         -      $    25,000
    Issuance of common stock for services                         $         -      $    23,178      $   191,864



               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

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

         The Company has had no ongoing operations during the periods covered by these statements, other than those as Parentech, Inc., both prior and subsequent to its merger with a subsidiary of Premier and those of Parentech. For that reason, these notes focus on the activities of Parentech, Inc., both as an independent company and subsequent to its merger with and into the Company.

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

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of June 30, 2003. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

                                 Parentech, Inc.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $4,991,018 through the period ended June 30, 2003, and current liabilities exceeded current assets by $1,777,241 at June 30, 2003. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

Note 3 - Loss Per Share

         The Company computed basic and diluted loss per share amounts for June 30, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.


Note 4 - Contingencies

         In February 2003, the Company was named in a complaint filed by Bondy and Schloss, a creditor. In the complaint Bondy and Schloss asserted that the Company owed approximately $115,000 for legal services rendered. Management acknowledges an obligation to Bondy and Schloss' and, accordingly has included this liability in accounts payable and accrued expenses as of June 30, 2003.

Note 5 - Commitments and Material Agreements

         In March 2003, the Company entered into an exclusive three-year agreement with Parentech Korea, Inc. (PTK), an unrelated party, to distribute Nature's Cradle products in Korea. The agreement provides for revenues from both leasing and selling Nature's Cradle units. Leased units are rented by Parentech Korea, and Parentech, Inc. receives $70 per four-month period. Units for sale are priced between $299 and $339. As of June 30, 2003, no units were shipped under this agreement. Subsequent to that date thirty units were shipped and the Company has commitments to ship one hundred thirty additional units.

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

Since inception, our primary operating activities have consisted of basic product and production process development, recruiting personnel, purchasing operating assets, establishing distribution networks and raising capital. From inception through June 30, 2003, we had an accumulated deficit of $4,991,018. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

         Revenues. During the quarters ended June 30, 2003 and 2002, product sales totaled $0 and $3,220 respectively. Our revenues in the second quarter of 2002 consisted solely of sales of developmental units of Natures Cradle, which is currently the Company's only marketed product.

         Research and Development Costs. Research and development costs include salaries, contracted services, research supplies and materials and expenses related to development of Natures Cradle. Research and development costs for the quarter ended June 30, 2003 were $37,505 as compared to $178,148 for the quarter ended June 30, 2002. The decrease in the second quarter of fiscal year 2003 was as a result of cost control measures instituted by the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, fees for professional services and office rental expenses. Selling, general and administrative expenses for the second quarter of fiscal year 2003 were $109,138 as compared to $261,828 for the second quarter of fiscal year 2002. The decrease in the second quarter of fiscal year 2003 was as a result of cost control measures instituted by the Company.

         Interest Expense. For the quarters ended June 30, 2003 and June 30, 2002, interest expense was $14,332 and $6,362 respectively. Interest expense increased in the second quarter of fiscal year 2003 due to a greater amount of outstanding debt as compared to the second quarter of fiscal year 2002

         Liquidity and Capital Resources. We have financed our operations principally through private sales of debt and equity securities.

         On March 20, 2003 the Company offered convertible promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of June 30, 2003, approximately $170,000 was borrowed under such notes, and total interest accrued was approximately $1,800. None of the notes has been converted, nor have any of the related warrants been exercised.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2. CHANGES IN SECURITIES - On March 20, 2003 the Company offered convertible promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of June 30, 2003, approximately $170,000 was borrowed under such notes, and total interest accrued was approximately $1,800. None of the notes has been converted, nor have any of the related warrants been exercised. This offering was limited to accredited investors, and it was, therefore, exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

On May 28, 2003 the Company issued 640,000 shares of common stock to an entity in exchange for services. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None.

ITEM 5. OTHER INFORMATION - Effective May 31, 2003, Scott D. Landow resigned as Chairman of the Board, President and Treasurer of the Company. Such resignation did not result from any disagreements on any matter relating to operations, policies or practices. Mr. Landow will continue to work with the Company on a consulting basis. Charles R. Smith is currently serving as Interim President, Secretary and Treasurer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

         Exhibit 1.1                                 Promissory note


b. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

April 29, 2003 (filed May 6, 2003) reporting changes in certifying accountant.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

PARENTECH, INC.

Dated:  August 15, 2003                      /s/ Charles R. Smith
                                             --------------------------------
                                             Charles Smith
                                             Interim President and Treasurer

                                  CERTIFICATION

I, Charles R. Smith, certify that:

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

Date:  August 15, 2003

/s/ Charles R. Smith
--------------------------------
Charles Smith
Interim President and Treasurer