Form 10QSB
period 2003-09-30
PREMIER CLASSIC ART INC
filed 2003-11-19
CIK 1095606

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

      (Mark one)
         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       Or

         [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 021-43121

                                  ------------

                                 Parentech, Inc.
                      (FORMERLY PREMIER CLASSIC ART, INC.)
             (Exact name of Registrant as specified in its charter)

                                  ------------

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

42,401,593 shares of $0.001 par value common stock outstanding as of September 30, 2003

         Transitional Small Business Disclosure Format: YES [ ] NO [ X ]
================================================================================

                                 Parentech, Inc.

                                   Form 10-QSB
                    For the Quarter Ended September 30, 2003

                                    Contents

                                                                                                                Page
Part I - Financial Information

           Item 1:  Financial Statements

                            Condensed Balance Sheet                                                              3

                            Condensed Statements of Operations                                                   4

                            Condensed Statements of Cash Flows                                                   6

                            Notes to Condensed Financial Statements                                              7

           Item 2:  Management's Plan of Operation

                            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                            9

           Item 3.  Controls and Procedures                                                                      10

Part II - Other Information

           Item 1:  Legal Proceedings                                                                            11

           Item 2:  Changes In Securities                                                                        11

           Item 3.  Defaults Upon Senior Securities                                                              11

           Item 4:  Submission of Matters to a Vote of Security Holders                                          11

           Item 5:  Other Information                                                                            11

           Item 6:  Exhibits and Reports on Form 8-K                                                             11

           Signature                                                                                             11


                                 Parentech, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                     ASSETS
                                                                                       September 30, 2003
                                                                                       ------------------

        Current assets:
          Cash and cash equivalents                                                      $      5,815
          Accounts receivable                                                                  41,864
          Work in process inventory                                                           100,051
          Prepaid expenses                                                                      6,073
                                                                                         -------------
            Total current assets                                                              153,803
                                                                                         -------------

        Property and equipment, net                                                               935
        Intangibles, net                                                                      694,914
                                                                                         -------------

        Total Assets                                                                     $    849,652
                                                                                         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

        Current liabilities:
          Accounts payable and accrued expenses                                          $    936,108
          Notes payable                                                                       725,840
          Accrued payroll                                                                     281,526
                                                                                         -------------
            Total current liabilities                                                       1,943,474
                                                                                         -------------

        Royalty agreement payable, net of discount                                          1,593,988
                                                                                         -------------

        Total Liabilities                                                                   3,537,462
                                                                                         -------------

        Stockholders' deficit:
          Series A cumulative convertible preferred stock, $.002 par value 8%
            cumulative, 10,000,000 shares authorized, 252,000
            shares issued and outstanding at September 30, 2003                                   504
          Common stock, $.001 par value: 50,000,000 shares authorized,
            42,401,593 shares issued and outstanding at September 30, 2003                     42,402
          Stock subscribed                                                                    169,052
          Stock subscription receivable                                                        (9,309)
          Additional paid-in capital                                                        2,183,565
          Deficit accumulated during the development stage                                 (5,074,024)
                                                                                         -------------

        Total stockholders' deficit                                                        (2,687,810)
                                                                                         -------------

        Total Liabilities and Stockholders' Deficit                                      $    849,652
                                                                                         =============

               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                               Three Months            Three Months
                                                                  Ended                   Ended
                                                            September 30, 2003      September 30, 2002
                                                          ----------------------- -----------------------

Revenue                                                       $   58,153                $        -
                                                              -----------               -----------

Operating expenses:
    General and administrative                                    22,648                   193,755
    Research and development                                      33,154                    34,897
    Depreciation and amortization expense                         36,291                    36,291
                                                              -----------               -----------

Total operating expenses                                          92,093                   264,943
                                                              -----------               -----------

Operating loss                                                   (33,940)                 (264,943)

Other income (expense):
    Amortization of royalty agreement discount                   (34,285)                  (34,285)
    Interest expense                                             (12,769)                  (11,498)
    Interest and other income                                         17                         5
                                                              -----------               -----------

Total other expense                                              (47,037)                  (45,778)
                                                              -----------               -----------

Net loss before extraordinary items                              (80,977)                 (310,721)

Gain on extinguishment of debt, net of tax                             -                    39,754
                                                              -----------               -----------

Net loss before income tax provison                              (80,977)                 (270,967)

Income tax provision                                                   -                         -
                                                              -----------               -----------

Net loss                                                      $  (80,977)               $ (270,967)
                                                              ===========               ===========


Net loss per share - basic and diluted                        $    (0.00)               $    (0.01)
                                                              ===========               ===========
Weighted average number of shares
  outstanding - basic and diluted                             42,401,593                20,401,196
                                                              ===========               ===========

               See accompanying notes to the financial statements

                                 Parentech, Inc
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                             February 10, 2000
                                                               Nine Months             Nine Months              (Inception)
                                                                  Ended                   Ended                     To
                                                            September 30, 2003      September 30, 2002      September 30, 2003
                                                            ------------------      ------------------      ------------------

Revenue                                                         $   64,803             $     3,220             $   107,370
                                                                -----------            ------------            ------------

Operating expenses:
    General and administrative                                     237,604                 641,003               2,115,007
    Research and development                                       102,688                 304,924               1,651,516
    Depreciation and amortization expense                          108,873                 108,875                 471,325
    Impairment loss                                                      -                       -                 304,504
                                                                -----------            ------------            ------------

Total operating expenses                                           449,165               1,054,802               4,542,352
                                                                -----------            ------------            ------------

Operating loss                                                    (384,362)             (1,051,582)             (4,434,982)

Other income (expense):
    Loss from missapropriation                                           -                       -                (120,981)
    Amortization of royalty agreement discount                    (102,855)               (102,855)               (514,275)
    Interest expense                                               (40,131)                (20,508)               (119,387)
    Interest and other income                                          390                      72                  48,072
                                                                -----------            ------------            ------------

Total other expense                                               (142,596)               (123,291)               (706,571)
                                                                -----------            ------------            ------------

Net loss before extraordinary items                               (526,958)             (1,174,873)             (5,141,553)

Gain on extinguishment of debt, net of tax                               -                  39,754                  70,729
                                                                -----------            ------------            ------------

Net loss before income tax provison                               (526,958)             (1,135,119)             (5,070,824)

Income tax provision                                                   800                     800                   3,200
                                                                -----------            ------------            ------------

Net loss                                                        $ (527,758)            $(1,135,919)            $(5,074,024)
                                                                ===========            ============            ============


Net loss per share - basic and diluted                          $    (0.01)            $     (0.06)
                                                                ===========            ============
Weighted average number of shares
  outstanding - basic and diluted                               42,117,149              20,137,643
                                                                ===========            ============

               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                                                       February 10,
                                                                                                                           2000
                                                                                                                       (Inception)
                                                                             Nine Months           Nine Months              to
                                                                                Ended                 Ended           September 30,
                                                                          September 30, 2003    September 30, 2002         2003
                                                                          ------------------    ------------------    -------------
         Cash flows from operating activities:
           Net loss                                                           $ (527,758)        $ (1,135,919)        $ (5,074,024)
           Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
             Depreciation and amortization                                       108,873              108,874              471,325
             Impairment loss                                                           -                    -              304,504
             Amortization on discount of royalty agreement                       102,855              102,855              514,275
             Gain on extinguishment of debt                                            -              (37,500)             (70,729)
             Loss on disposal of equipment                                             -                    -                2,156
             Issuance of stock for services                                            -               23,178              191,864
           Changes in assets and liabilities:
             Accounts receivable                                                 (41,863)              (3,220)             (41,863)
             Work in process inventory                                          (100,051)             (65,980)            (100,051)
             Prepaid expenses                                                      1,760               75,000               (6,073)
             Employee advances                                                         -              (10,000)                   -
             Accounts payable and accrued expenses                               138,868              293,857              640,775
             Accrued payroll                                                      66,281              129,904              275,111
                                                                              -----------        -------------
                                                                                                                      -------------
         Net cash used by operating activities                                  (251,035)            (518,951)          (2,892,730)
                                                                              -----------        -------------        -------------

         Cash flows from investing activities:
           Purchase of patent rights                                                   -                    -              (81,902)
           Purchase of equipment                                                       -                    -               (7,151)
                                                                              -----------        -------------        -------------
         Net cash used by investing activities                                         -                    -              (89,053)
                                                                              -----------        -------------        -------------

         Cash flows from financing activities:
           Proceeds from notes payable                                           256,850              453,290            1,723,340
           Principal payments on notes payable                                         -                    -              (69,550)
           Issuance of subscription receivable                                         -              (25,000)             (72,510)
           Proceeds from sale of stock                                                 -               89,026            1,406,318
                                                                              -----------        -------------        -------------
         Net cash provided by financing activities                               256,850              517,316            2,987,598
                                                                              -----------        -------------        -------------

         Net increase in cash and cash equivalents                                 5,815               (1,635)               5,815
         Cash and cash equivalents, beginning of period                                -                2,635                    -
                                                                              -----------        -------------        -------------
         Cash and cash equivalents, end of period                             $    5,815         $      1,000         $      5,815
                                                                              ===========        =============        =============

         Noncash transactions:
           Issuance of Series A stock for settlement of notes payable         $        -         $          -         $    860,000
           Issuance of common stock for settlement of notes payable           $        -         $          -         $          3
           Issuance of common stock subscription                              $        -         $          -         $     25,000
           Issuance of common stock for services                              $        -         $     23,178         $    191,864

               See accompanying notes to the financial statements

                                 Parentech, Inc.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


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

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of September 30, 2003. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

                                 Parentech, Inc.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $5,074,024 through the period ended September 30, 2003, and current liabilities exceeded current assets by $1,789,671 at September 30, 2003. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

Note 3 - Loss Per Share

         The Company computed basic and diluted loss per share amounts for September 30, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Note 4 - Commitments and Material Agreements

         In March 2003, the Company entered into an exclusive three-year agreement with Parentech Korea, Inc. (PTK), an unrelated party, to distribute Nature's Cradle products in Korea. The agreement provides for revenues from both leasing and selling Nature's Cradle units. Leased units are rented by Parentech Korea, and Parentech, Inc. receives $70 per four-month period. Units for sale are priced between $299 and $339. As of September 30, 2003, 160 units were shipped under this agreement.

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

Since inception, our primary operating activities have consisted of basic product and production process development, recruiting personnel, purchasing operating assets, establishing distribution networks and raising capital. From inception through September 30, 2003, we had an accumulated deficit of $5,074,024. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

         Revenues. During the quarters ended September 30, 2003 and 2002, product sales totaled $58,153 and $0 respectively. Our revenues in the third quarter of 2003 consisted solely of sales of developmental units of Natures Cradle, which is currently the Company's only marketed product.

         Cost of Goods Sold. The Company incurred no Cost of Goods Sold in connection with the sales of its developmental units during the quarter ended September 30, 2003. These units were built as part of the Company's research and development efforts. As such, all costs associated with these units were previously expensed as research and development in the accompanying statements of operations.

         Research and Development Costs. Research and development costs include salaries, contracted services, research supplies and materials and expenses related to development of Natures Cradle. Research and development costs for the quarter ended September 30, 2003 were $33,154 as compared to $34,897 for the quarter ended September 30, 2002. The change in Research and Development costs was not material for the comparative periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, fees for professional services and office rental expenses. Selling, general and administrative expenses for the third quarter of fiscal year 2003 were $22,648 as compared to $193,755 for the third quarter of fiscal year 2002. The decrease in the third quarter of fiscal year 2003 was as a result of cost control measures instituted by the Company.

         Interest Expense. For the quarters ended September 30, 2003 and 2002, interest expense was $12,769 and $11,498 respectively. Interest expense increased slightly in the third quarter of fiscal year 2003 due to a greater amount of outstanding debt as compared to the same period of fiscal year 2002.

         Liquidity and Capital Resources. We have financed our operations principally through private sales of debt and equity securities.

         On March 20, 2003 the Company offered convertible promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $0.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. As of September 30, 2003, approximately $175,000 was borrowed under such notes, and total interest accrued was approximately $4,000. None of the notes have been converted, nor have any of the related warrants been exercised.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         31.1     Certification of Scott D. Landow, President and Treasurer
         32.1     Certification of Scott D. Landow, President and Treasurer

b.       Reports on Form 8K - None



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

PARENTECH, INC.

Dated:  November 18, 2003                            /s/ Scott D. Landow
                                                     -------------------
                                                     Scott D. Landow
                                                     President and Treasurer