Form 10KSB
period 2003-12-31
PREMIER CLASSIC ART INC
filed 2004-03-30
CIK 1095606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         FOR THE FISCAL YEAR                     COMMISSION FILE
         ENDED December 31, 2003                 NUMBER 001-15591


                                 Parentech, Inc.
                      (FORMERLY Premier Classic Art, Inc.)
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          DELAWARE                                    94-3353519
  (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        777 SOUTH HIGHWAY 101, SUITE 215
                             SOLANA BEACH, CA 92075
                                 (858) 847-9000
             (ADDRESS AND TELEPHONE OF PRINCIPAL EXECUTIVE OFFICES)

                               1158 Staffler Road
                              Bridgewater, NJ 08807
                  Registrant's former address as last reported

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:  None

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

Parentech, Inc.'s revenues for its most recent fiscal year:  $58,393.

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2003, was $1.7 million.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [ X ] Yes [ ] No

The number of shares outstanding of common stock, as of March 15, 2004 was 43,397,293 shares of Common Stock, $0.001 par value.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):
 [  ] Yes    [X] No

                                 PARENTECH, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                                                        PAGE

                                     PART I

Item 1.       Description of the Business........................................................................         2
Item 2.       Description of the
Property.........................................................................................................         6
Item 3.       Legal Proceedings..................................................................................         6
Item 4.       Submission of Matters to Vote of Security Holders..................................................         6

                                     PART II

Item 5.       Market for Common Equity and Related Shareholder Matters...........................................         7
Item 6.       Management's Discussion and Analysis...............................................................         7
Item 7.       Financial Statements...............................................................................        16
Item 8.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................................        16

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons.......................................        17
Item 10.      Executive Compensation.............................................................................        18
Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................................        20
Item 12.      Certain Relationships and Related Transactions.....................................................        21

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K...................................................................        26
Item 14.      Principal Accountant Fees and Services.............................................................        27

Signatures ......................................................................................................        28

                                     PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

o Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

o Changes in economic conditions, including changes in interest rates, currency fluctuations, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hospitals.

o Changes in relationships with major suppliers: an adverse change in our relationships with suppliers would have a negative impact on our earnings and financial position.

o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales.

o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.  DESCRIPTION OF BUSINESS

History

Premier Classic Art, Inc. ("Premier" or the "Company") was incorporated as Pet-Con Industries, Inc. in the State of Delaware on June 14, 1991. Premier originally manufactured recyclable containers and bottles for sale to private grocery product manufacturers and food packers. Premier discontinued these operations in June 1995 and had no operating activities from then until September 1999.

Acquisition of Cool Classics Incorporated

On September 2, 1999, Premier hired Charles Trapp as its President, appointed him a director and issued to him 1,158,845 shares of its common stock. At the same time, Louis A. Pistilli joined the Company as a director. Mr. Pistilli was issued 75,000 shares of the Company's common stock.

On September 2, 1999, the Company also acquired all of the outstanding shares of stock of Cool Classic Incorporated, a Nevada corporation, in exchange for 3,069,788 shares of the Company's common stock. Cool Classic Incorporated is the owner of approximately 385,000 original, hand-painted animation production cels. The purpose of the acquisition was for Premier to enter into the business of marketing these cels as its principal business activity.

Despite continued efforts to commercialize the cels, the Company's business of marketing them did not succeed. In an effort to improve the Company's prospects, it sought to acquire companies with products that could be commercialized.

Merger with Parentech

Premier evaluated Parentech, Inc. ("Parentech"), a Delaware corporation with its principal offices in Solana Beach, California. Parentech held patents on a child development product that Premier considered to have substantial commercial appeal.

In December 2001, the Company entered into a Memorandum of Understanding for that purpose. Upon execution of this memorandum, Parentech paid the Company a transaction fee of $75,000. On March 1, 2002, the Company issued 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to parties who provided the transaction fee in consideration of Parentech's agreeing to make the transaction fee non-refundable.

On September 6, 2002, the Board of Directors of the Company and the Board of Directors of Parentech entered into a new agreement that called for Premier Acquisition Corporation, a wholly owned subsidiary of the Company, to merge with and into Parentech (the "Merger"). In connection with the Merger, the Company was to issue one and one-half (1.5) shares of its common stock to Parentech Shareholders in exchange for each share of Parentech common stock, Series A preferred stock or Series B preferred stock they held.

In addition, as part of this transaction, each outstanding share of Premier Classic Acquisition Corporation common stock was, by the virtue of the merger and without any action on the part of the parties, converted into one share of Parentech common stock.

Prior to the merger, the Company transferred substantially all of its tangible and intangible assets to Cool Classics, Inc., its wholly owned subsidiary. Subsequent to that transfer Premier transferred all of the outstanding shares of capital stock of Cool Classics, Inc. to certain of its creditors of Premier.

Each creditor received a number of shares of the capital stock of Cool Classics, Inc. that was equal to his pro rata portion of the aggregate amount of indebtedness owed. The Merger took effect on November 6, 2002 (the "Merger"). The Merger resulted in the issuance of 1.5 shares of Premier common stock to Parentech shareholders in exchange for each share of Parentech common or preferred stock they held. A total of 31,748,856 shares of Premier common stock were issued to Parentech Shareholders in consummation of the Merger. Immediately following the Merger, Premier had 41,761,565 shares of common stock issued and outstanding, excluding shares issuable upon exercise of stock options and conversion of shares of Series A Preferred Stock.

Percentage Ownership. The former Shareholders of Parentech now own 76% of the issued and outstanding common stock of Premier. However, no single shareholder owns enough of Premier's common stock to assert control, and, to Premier's knowledge, there is no voting or other agreement among any shareholders that would enable them, acting as a group, to assert control over Premier.

As of November 6, 2002, the effective date of the Merger, virtually all of the operations of Premier were conducted by and through Parentech. References to the Company's operations on and subsequent to that date are, therefore, to operations of Parentech. On January 17, 2003 Premier merged Parentech into Premier and changed its name to Parentech.

Overview of Parentech's Business and Operations

Parentech was organized under the laws of Delaware in February 2000. Parentech's principal business is designing, developing and marketing products that enhance the development and well-being of infants. Parentech's first product, the Nature's CradleTM Sound and Motion System, or Nature's Cradle, is an infant environmental transition system that eases the stress experienced by infants in the post partum period by simulating certain aspects of the pre-birth environment. Parentech believes that Nature's Cradle markedly enhances the development and well-being of newborns as shown in extensive clinical trials.

On the basis of those trials, the U.S. Food and Drug Administration, or FDA, has cleared the following claims to be made about Nature's Cradle:

o        Nature's Cradle babies cry 65% less;

o Nature's Cradle babies are more alert and develop faster, as determined by standard, well-accepted neonatal development tests;

o        Nature's Cradle babies sleep through the night sooner;

o        Nature's Cradle babies sleep for longer intervals;

o        Nature's Cradle babies have a lower incidence of colic.

Parentech does not believe that the FDA has approved any device that is competitive with Nature's Cradle that can assert such claims. Parentech believes its challenge will be to establish awareness of the product's value to parents of infants and convert that awareness into consumer demand. Parentech has developed a strategy that relies on placement of Nature's Cradle in hospitals, where Parentech believes large numbers of parents will experience its benefits. Parentech believes that parents' exposure to Nature's Cradle in the hospital will lead many of those parents to adopt Nature's Cradle for use at home once mother and child leave the hospital.

Parentech is initially focusing its marketing efforts in Asia, where mothers traditionally spend seven to 10 days in the hospital with their newborns. Parentech has chosen to enter into relationships with sales and marketing organizations that Parentech believes are recognized and well-established in their own markets to assist in implementing this strategy, rather than trying to create its own marketing and distribution system.

Parentech's overall business strategy is designed to take advantage of the inherent obstacles that independent inventors and start-up companies in the infant products market traditionally confront. The infant products market is dominated by a few relatively large, well-known companies that are responsible for the design, sales and marketing of many of the new products introduced each year. There are, however, a substantial number of products designed for this market by individual inventors and small entrepreneurs who have innovative ideas, but who often lack the market savvy or the financial and human resources to manufacture market and distribute their product profitably. It is often parents, pediatricians and nurses who observe the activities of young children who conceive products that could make their lives and those of their children easier, less stressful and more enjoyable. Yet these groups lack the know-how or resources to get their products successfully to market.

Parentech believes that the most daunting barrier for small entrepreneurs is the lack of a large enough distribution channel at an early stage to enable the product to be produced at a cost that will lead to profitability within an acceptable time frame. Most of these small entrepreneurs exhaust their limited capital on high cost prototypes and small runs of pre-production units, well before they can take advantage of the economies of scale associated with mass production. If they have any money left after working out production issues, it is quickly absorbed by initial marketing and distribution costs. Unless the product is an "instant success," it will usually not achieve sufficient market penetration in a short enough time frame to generate the cash flow critical to survival.

Parentech's strategy is designed to overcome this inherent problem by leveraging the FDA-endorsed efficacy of Nature's Cradle to create an international distribution consortium. The establishment of such a distribution network should allow Parentech to place its products, starting with Nature's Cradle, into many markets more rapidly than could be otherwise achieved. That, in turn, will enable Parentech to produce large enough quantities of a new product from the outset to realize economies of scale in production, thus accelerating the profitability of each new product line introduced. Parentech had an agreement with such a network in Japan, however that arrangement is currently on hold as of December 31, 2003, the Company has received a purchase order from another network in Korea. Parentech is in the process of establishing both manufacturing and distribution capability in Mainland China, however there is no such relationship in place as of December 31, 2003.

These relationships, representing very large potential markets, would, on the basis of market penetration projections provided by the distribution networks themselves, will enable Parentech to achieve quickly the volumes needed to benefit from the economies of scale in production. Parentech expects that similar relationships will be established over time in other major markets, such as the U.S, Western Europe and Latin America.

Successful introduction of Nature's Cradle is the key to ensuring that these distribution networks will remain receptive to future products. Parentech decided that the Nature's Cradle is the right "first product" because it is a patented, differentiable, clinically proven and doctor-recommended technology. Parentech's management believes that Nature's Cradle is a very robust and universally applicable product, which makes it the right first product not only for its potential to succeed in its own right, but because it can serve as a platform for the introduction of a series of follow-on products.

Competition

Presently, the Company has no direct competition. Several products have previously been sold which created "womb" sounds or generated vibration to a crib or bassinet. None of these products was clinically tested or designed to be "physiologic" representations of true sounds or motions developed from the actual intrauterine/prenatal environment. It is anticipated that with success will come competition. The partnering strategy described above should help mitigate the effects of this competition, should it develop.

The company has patents which relate to environmental simulation and transition systems which simulate the intrauterine environment, including motions that approximate those experienced by the fetus, intrauterine sounds, tactile stimulation, controlled temperature, light shielding and/or modification of the rate of intensity of the stimuli. In addition, the Company is filing additional patents that cover new embodiments of the technology.

While the Company cannot assure that its issued patents and those covered in its applications will, if issued, block competitive products, they should help the Company become the leader in the marketplace.

Our strategy of being first to market and establishing brand name recognition as the clinically tested, child development device will create another barrier to competition.

Parentech's first effort to enter the Asian market focused on Japan, and the Company secured an agreement with SII Trading, Inc. ("SII") an affiliate of Seiko of Japan. SII performed due diligence for the Japanese market before it entered into a relationship with the Company, and it confirmed that at this point, no competition exists for the Nature's Cradle and Motion System. It is expected that, for the time being, this will remain the case, but if Nature's Cradle performs well in the market, it can be assumed that a competitor will emerge. During September 2003, SII decided to close all divisions that were not part of their core business of watches, printers and robotics, which put the Company's agreement on hold.

Several products that create "womb" sounds or generate vibration to a crib or bassinet have been in the past or are presently being marketed. However, none of these products has been clinically tested or designed to be a "physiologic" representation of true sounds or motions derived from the actual intrauterine/prenatal environment. It is anticipated that Parentech, if successful, will spawn competition from products that attempt to approximate the patented aspects of the Nature's Cradle without infringing. Parentech intends to protect its intellectual property but believes that a significant portion of its competitive advantage will come from working only with well-recognized and established distribution organizations in each of its markets. Parentech believes that its being first to market and the only company that can cite FDA cleared claims in its promotional materials and advertising, establishing Nature's Cradle as the clinically tested, child development device, will give it a significant advantage over any potential competitors. In addition, Parentech's partners in each region will have a vested interest in defending its patents locally and should be helpful should infringing competition arise. Patents, Copyrights and Trademarks

Parentech has acquired the patents filed in the United States, Canada, Japan, and Europe originally held by its predecessor company that relate to environmental simulation and transition systems. The patents cover claims of systems that simulate the intrauterine environment, including motions that approximate those experienced by the fetus, intrauterine sounds, tactile stimulation, controlled temperature, light shielding and/or modification of the rate of intensity of the stimuli and others. These patents expire at various times between 2008 and 2010. In addition, Parentech has filed a provisional patent in the United States that covers new embodiments of and improvements to the technology intended to cover all of the above listed countries, plus China and Hong Kong. Parentech believes that it will have sufficient time to exploit the inventions covered by the patents commercially during the effective lives of the patents.

While Parentech cannot be completely assured that the issued patents and pending applications will block competitive products, they should help delay introduction of competing products. Most important, only the specific patented motion of the Nature's Cradle was submitted for FDA approval, and the FDA-cleared claims can be made only for a device that embodies that motion. No other non-infringing device will be able to make the FDA cleared claims regarding less crying, better and longer sleep and improved development that form the cornerstone of Nature's Cradle marketing.

Parentech uses the trademark Nature's Cradle Sound and Motion Sleep SystemTM for its main product and uses numerous unregistered or pending trademarks for other areas of its business.

In addition, Parentech depends upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, Parentech requires its employees and consultants, upon commencement of a relationship with it, to execute confidentiality agreements and to agree to assign inventions created, developed or discovered during the relationship period to Parentech. These agreements are designed to protect Parentech's proprietary information and to grant Parentech ownership of technologies that are developed in connection with employees' and consultants' relationships with Parentech.

Parentech attempts to control the disclosure and use of its proprietary technology, know-how and trade secrets under agreements with the parties involved. However, it cannot ensure that others will honor all confidentiality agreements. It cannot prevent others from independently developing similar or superior technology, nor can it prevent disputes that could arise concerning the ownership of intellectual property.

Employees.

As of December 31, 2003, the Company had one full-time employee. Other individuals working on Parentech's behalf are hired as consultants and utilized on an as-needed basis as a way of minimizing overhead expenses. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.



ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate headquarters and principal executive office is located in Solana Beach, California. The Company originally leased this space under a three-year lease at the cost of approximately $3,000 per month. The Company sublet a majority of that space to a third party, which has paid all of the rent on those premises since December 2001. The Company's only remaining cost for leased space is $310 per month on warehouse space where it stores some of its products and records. This space will be vacated in April 2004.


ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company has been party to various lawsuits in the normal course of business. Management does not believe that the financial statements will be materially impacted by these transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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


         PERIOD                    HIGH BID             LOW BID
         ------                    --------             -------

      Calendar 2003
      First Quarter                 $0.24                $0.08
     Second Quarter                 $0.35                $0.02
      Third Quarter                 $0.15                $0.07
     Fourth Quarter                 $0.07                $0.03


      Calendar 2002
      First Quarter                 $0.18                $0.72
     Second Quarter                 $0.30                $0.51
      Third Quarter                 $0.18                $0.36
     Fourth Quarter                 $0.12                $0.45

Holders

As of December 31, 2003, the Company had approximately 700 record holders of our 43,397,293 outstanding shares of common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

OVERVIEW



Prior to the Merger with Parentech, Premier was not actively engaged in any operations. Upon consummation of the Merger in November 2002, Premier conducted operations solely through Parentech. This discussion and analysis, therefore, provides a discussion of the operating activity of Parentech, both prior to and subsequent to the Merger.

The previous owner of the Nature's Cradle technology failed to make the mechanism for the product reliable or robust enough to avoid a high rate of product failures and returns. Since its inception in February 2000, Parentech's primary operating activities have focused on improving the durability of the Nature's Cradle to make it a marketable product. Durability of the mechanism is essential to Parentech's long-term financial success. The Company has not yet engaged in extensive marketing of the product, but it expects to do so using a rental revenue model. In this model, the Nature's Cradle will not be sold to the customer (who uses it for just 17 weeks) but will be rented. The fee per rental cycle received by Parentech is, as a result, only a portion of the cost of manufacturing the product. Thus, depending on the final costs of manufacturing the unit and the fee per rental cycle, some number of cycles will be needed to cover manufacturing costs. The Company's positive cash flow and profitability will depend on having a mechanism that lasts through a sufficient number of rental cycles to offset the manufacturing cost. To accomplish the improvements in durability, Parentech took the available product performance data from the predecessor company and analyzed the strengths and weaknesses of its design. Parentech then redesigned the mechanism and submitted it for approval to SII. In November of 2000, SII approved the new design and entered into a distribution agreement for all of Japan for the Nature's Cradle and related products. In the second quarter of 2001, 100 test units were distributed throughout Japan for testing and feedback.

Simultaneously, Micro Processor Designs of Vermont, (the original engineering design team for the product), was brought back in to evaluate the new design. As a result of the feedback from Japan and Vermont, several potential enhancements and changes were identified that could extend the expected life of the unit from five rental cycles to ten. As the revenue from each rental cycle offsets the initial manufacturing costs, increasing the number of cycles per unit has a significant affect on the Company's potential profitability, the more cycles, the better.

The first proto-type models of this design were completed at the end of 2001. This generation of design met all of the critical specifications we outlined for the product and provided us with a marketable product.

From inception through December 31, 2001 we had an accumulated deficit of approximately $2.8 million and had relied upon invested capital initially from two founders, with a subsequent round of capital from a larger group of investors who had also invested in the predecessor company. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations.

The prototype Nature's Cradles were machined in Japan at Shinpo Engineering at a cost of approximately $1,000 each. Production quantities have been quoted at approximately $400, which the Company believes is still too expensive. As a result, the Company is pursuing production at lower cost, with a focus on Mainland China. To that end, Parentech management went to China in December 2001 to survey potential suppliers. Although initially approached solely as a low-cost manufacturing source, a study of the Chinese market revealed a substantial unexpected consumer demand, and the decision was made to pursue a partner for both manufacturing and distribution within China. Discussions in China have led to a proposed joint venture for distribution of Nature's Cradle and future products within China and a license of worldwide manufacturing rights. Several substantial Chinese entities are being considered, and discussions with some of them are still in process.

Separately, Proactive Medicare Enterprise, Ltd. ("PME"), of Hong Kong, has approached Parentech to acquire non-exclusive distribution of Nature's Cradle within China through its chain of specialty obstetrical clinics in China. Their target market segment is the top 1% of the Chinese population, based on income. This group is highly educated and understands the importance of quality childcare. PME intends to include the seventeen-week lease of Nature's Cradle in its package of services for every baby delivered. Its first clinic opened in September 2002, and a Nature's Cradle was on display at the initial promotional festivities.

In September of 2002, a Korean entrepreneur approached Parentech to acquire the rights to distribute the Nature's Cradle in Korea. The health care system in Korea pays much more attention to the needs of post-natal mothers and their newborn children than is the case in most other countries:

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

These features of the Korean post-partum experience create circumstances that are conducive to highly effective and efficient marketing of Nature's Cradle. They are similar in many important respects to the birth experience that occurs in Japan and China, which is why Parentech is focusing its initial marketing efforts on these Asian countries.


In December 2002 management visited three of these clinics. All were very excited about the potential of Nature's Cradle and asked when Parentech could deliver units. They envision a marketing program where all of the babies are on the Nature's Cradles while they are in the clinic, and the new parents sign up to lease one for home use when they leave the clinic. An agreement to enter into a distribution agreement for Korea, Singapore and Taiwan was signed in December of 2002, pending the Company's making its production sourcing decision.



Doing so will require additional capital. From January through December 31, 2003, we increased our accumulated deficit to approximately $ 5.2 million. By that time we had used the capital that had been raised to that date and were relying on borrowed funds to support operations until market conditions made it more realistic for Parentech to attract additional equity investment. By the end of 2003, we had borrowed $1.0 million and had additional payables and accrued expenses of approximately $725,000.



The Company expects to continue to incur operating losses during 2004, but it believes that with the Korean agreement signed and units scheduled for delivery there and in China beginning in the second half of 2004, the Company has the prospect of becoming cash flow positive by 2005.


We have a limited operating history. Your assessment of our prospects should include the market risks, expenses and other difficulties frequently encountered by development stage companies. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with established companies that complement and leverage our market strategies. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

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

Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2003. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in shareholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, shareholder equity transactions and cash flows since Inception through December 31, 2003.

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

Use of Estimates -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include, but not be limited to, those pertaining to the estimated useful lives of property and equipment and software, determining the estimated net realizable value of receivables, and the realization of deferred tax assets.

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

Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

In June 2002, the FASB issued Statement No. 146, ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.") This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.


RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements.

        Results of Operations for the Fiscal Year Ended December 31, 2003
               Compared to the Fiscal Year Ended December 31, 2002

Revenues

During the years ended December 31, 2003 and 2002, we had revenues of $58,393 and $5,494, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle test units.

Research and Development Costs

Research and development costs include salaries, fees paid to contractors and consultants and development materials. Research and development costs were $89,792 in fiscal 2003 compared with $363,240 for fiscal 2002. The decrease in costs was attributed primarily to a reduced need for contractors used in the development of the Nature's Cradle technology.

Gain on Extinguishment of Debt

During the year ended December 31, 2003, the Company recognized a gain on extinguishment of debt amounting to $204,308, compared to $39,754 for the same period in 2004.

Impairment Losses

During the year ended December 31, 2002, the Company incurred an impairment loss on its goodwill amounting to $304,504, with no corresponding charge in the same period in 2003. As of December 31, 2002, the Company determined that the goodwill had no fair value.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, fees for professional services and rents. General and administrative expenses were $346,985 for fiscal 2003 compared with $769,348 for fiscal 2002. The decreased costs in 2003 resulted primarily from costs incurred as the result of the Merger during 2002.

Interest Expense

Interest expense for fiscal 2003 was $68,590 as compared to $32,868 for fiscal 2002. The increase in fiscal 2003 resulted mainly from the Company's need to rely on debt financing to support operations during that period.


        Results of Operations for the Fiscal Year Ended December 31, 2002
               Compared to the Fiscal Year Ended December 31, 2001

Revenues

During the years ended December 31, 2002 and 2001, we had revenues of $5,494 and $37,073, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle test units.

Research and Development Costs

Research and development costs include salaries, fees paid to contractors and consultants and development materials. Research and development costs were $363,240 in fiscal 2002 compared with $688,795 for fiscal 2001. The decrease in costs was attributed primarily to a reduced need for contractors used in the development of the Nature's Cradle technology.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, fees for professional services and rents. General and administrative expenses were $769,348 for fiscal 2002 compared with $504,795 for fiscal 2001. The increased costs in 2002 resulted primarily from costs incurred as the result of the Merger.

Impairment Losses

During the year ended December 31, 2002, the Company incurred an impairment loss on its goodwill amounting to $304,504 as discussed above, with no corresponding charge in the same period in 2001.

Interest Expense

Interest expense for fiscal 2002 was $32,868 as compared to $17,594 for fiscal 2001. The increase in fiscal 2002 resulted mainly from the Company's need to rely on debt financing to support operations during that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations until now through private sales of equity securities and debt instruments. During the years ended December 31, 2003 and 2002, we raised approximately $278,900 and $533,015, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

During fiscal 2003, cash used in operating activities was approximately $256,900 compared with $535,651 for fiscal 2002.

The Company has financed its operations until now through private sales of equity securities and debt instruments. During the years ended December 31, 2002 and 2001, we raised approximately $535,015 and $1.4 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

During fiscal 2002, cash used in operating activities was approximately $533,015 compared with $1.2 million for fiscal 2001.

The Company will continue to pursue additional sources of capital in 2004. The Company has restricted the activity of the Company and has attempted to conserve cash resources through the use of common stock to fund operating activities.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.


Consolidated balance sheet

Consolidated statements of operations

Consolidated statements of shareholders' deficit

Consolidated statements of cash flows

Notes to consolidated financial statements



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers as of the end of fiscal 2003 and currently.

Name                       Age         Position
----------------------    -----        ---------------------------------------------------
Scott D. Landow.......      48         President, Chief Executive Officer, Chief Accounting Officer, Chairman
                                       of the Board of Directors

Charles R. Smith......      57         Director

Scott D. Landow, Chairman of the Board, President, Chief Executive Officer and Chief Accounting Officer. Mr. Landow has served as President, Chief Accounting Officer and director of the Company since November 6, 2002, the effective date of the Merger. He assumed the position of Chairman of the Board of Directors effective December 20, 2002. Mr. Landow had served as President and as a director of Parentech from September 30, 2000 until January 17, 2003, the date on which Parentech merged with and into the Company. Mr. Landow resigned his position effective May 31, 2003 and was reinstated on November 1, 2003. His term as a director of the Company is through the next annual meeting of the Company's shareholders, when directors will be elected. Prior to joining Parentech, Mr. Landow had founded and operated Beyond Conception, Inc., a Texas-based specialty retail chain of 16 high-end newborn and infant stores.

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

Board of Directors Committees and Other Information

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among our directors or officers.

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


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two fiscal years ended December 31, 2003.

Summary Compensation

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the two fiscal years ended December 31, 2003.

                                                                     Restricted
 Name and Principle                 Year Ended                       Stock
     Position                       December 31,     Salary ($)      Award(s) ($)
-------------------                 ------------    ------------     ------------

Scott D. Landow, President          2003             $87,500(1)      $        0
                                    2002             120,000(1)               0

(1) Approximately $87,500 for 2003 and $112,500 for 2002 in salary to Mr. Landow remains accrued but unpaid.


Option Grants in Fiscal 2003

No stock options were granted to executive officers of the Company during 2003.

Stock Options Exercised During Fiscal 2002

No stock options were exercised by executive officers of the Company during fiscal 2003.

Fiscal Year-End Option Values

As of December 31, 2003, Mr. Landow held unexercised options to purchase 400,000 shares of the Company's common stock. The value of such options as the end of the fiscal year was $40,000. The option value was determined by closing bid price of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on ($0.01) minus the exercise price.

LTIP Awards During Fiscal Year

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended December 31, 2003.




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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.

Employment Contracts

 The Company currently has an employment contract with Scott D. Landow. Mr. Landow's employment agreement was entered into with Parentech prior to the merger between it and the Company in January 2003. The agreement commenced on July 1, 2001, and it is terminable at the will of either party. The initial salary called for in the agreement is $120,000 per annum, but it was increased to $150,000 per annum, with $30,000 per annum deferred, effective April 31, 2001. Mr. Landow resigned his position, effective May 31, 2003 and was reinstated on November 1, 2003. The Company was in a dormant state for that period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table provides information known to us about the beneficial ownership of our common stock as of January 14, 2002 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each shareholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                            Percentage of

                                           Nature of      Shares
                                           Beneficial     Number of Shares         Beneficially
Directors and Officers (1)                 Ownership      Beneficially Owned       Owned (1)
--------------------------                 ---------      ------------------       ---------

Scott D. Landow
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075                     Direct            1,716,660               3.96%

Richard D. Propper, MD
777 South Highway 101, Suite 215
Solana Beach, California  92075             Direct            2,741,472               6.32%

Charles Smith
c/o Parnetech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA 92075                      Direct              189,844              0.004%

Acorn Technology Fund
777 South Highway 101, Suite 215
Solana Beach, CA  92075                     Direct            5,460,000              12.58%

Penny Lane Partners
777 South Highway 101, Suite 215
Solana Beach, CA  92075                     Direct            2,789,265               6.43%
Total Employees and Directors as a group                      1,906,504                4.4%

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of March 15, 2004. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 15, 2004 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

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

                                              (a)                            (b)                           (c)

Equity compensation plans
approved by security                     1,162,500                       $0.033                          1,837,500
holders

Equity compensation plans
not yet approved by                          N/A                           N/A                                N/A
security holders




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2003, the Company had a promissory note due on demand with a Richard Propper, MD. The total principal amount due under this note was $513,100. On February 27, 2003, this shareholder filed a UCC financing statement to secure amounts due to him under this note, and extended the maturity date until March 31, 2003. The terms of this note are currently being renegotiated. As of December 31, 2003, the total amount of accrued interest due to this shareholder under this note was $64,271.


         As of December 31, 2003, the Company has a promissory note with its Scott Landow due on demand, total principal amount due under the promissory note was $260,576. The accrued interest on the obligation as of December 31, 2003 was $39,549. The promissory note consists of balances due for cash proceeds provided to the Company, for operating expenses incurred on the Company's behalf and accrued wages and benefits.

         The Company entered into a month-to-month lease, on June 1, 2001 for office space in Solana Beach, California, with Chardan Ventures a related party. Rent expense for this facility is $3,000 per month. The lease was cancelled effective December 31, 2002 and terms are currently being renegotiated. The Company accrued $12,000 for the year ended December 31, 2003.

                              FINANCIAL STATEMENTS

                                 Parentech, Inc.

                          (A Development Stage Company)


Table of Contents


-----------------------------------------------------------------------------------------
Report of Independent Certified Public Accountants ....................        F - 2
-----------------------------------------------------------------------------------------
Consolidated Balance Sheet as of December 31, 2003 ....................        F - 3
-----------------------------------------------------------------------------------------
Consolidated Statements of Operations .................................        F - 4
-----------------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders' Deficit ...........        F - 5
-----------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows .................................        F - 6
-----------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements ............................        F - 7 - 17
-----------------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the shareholders and board of directors
Parentech, Inc.

We have audited the accompanying consolidated balance sheet of Parentech, Inc. (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parentech, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years then ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,122,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $1,741,000 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


JEWETT, SCHWARTZ & ASSOCIATES
HOLLYWOOD, Florida,
March 29, 2004

                                 PARENTECH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

Cash and cash equivalents                                                         $      --
Other assets                                                                            4,332
                                                                                  -----------
      Total current assets                                                              4,332
                                                                                  -----------
Furniture and fixtures, net of accumulated depreciation of $3,604                         587
Intangibles, net                                                                      658,971
                                                                                  -----------
Total assets                                                                      $   663,890
                                                                                  ===========

LIABIITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:

 Accounts payable and accrued expenses                                            $   519,254
 Notes payable                                                                      1,018,431
Accrued interest payable                                                              107,486
Accrued payroll and related payables                                                  100,639
                                                                                  -----------
 Total current liabilities                                                          1,745,810
                                                                                  -----------

Royalty agreement payable, net of discount                                          1,628,273

Shareholders' deficit:
Series A convertible preferred stock, $.000001 par value: 5,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2003                         --
Series B convertible  preferred  stock, $.000001 par value: 5,500,000 shares
authorized, 0 shares issued at December 31, 2003                                         --
Common stock, par value $.001, 100,000,000 shares authorized, 43,397,293 shares
issued at Dec 31, 2003                                                                 43,397
Additional paid-in-capital                                                          2,368,417

Deficit accumulated during development stage                                       (5,122,007)
                                                                                  -----------
 Total Shareholders' deficit
                                                                                   (2,710,193)

                                                                                  -----------
 Total liabilities & shareholders' deficit                                        $   663,890
                                                                                  ===========


See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                      For the Years Ended December 31,    February 10, 2000
                                                                                           (Inception) to
                                                                                             December 31,
                                                            2003            2002                 2003
                                                        ------------    ------------      -----------------
       Revenues                                         $     58,393    $      5,494             100,960
                                                        ------------    ------------        ------------
       Cost of Goods Sold                                     50,051            --                50,051
                                                        ------------    ------------        ------------
       Gross Profit                                            8,342           5,494              50,909

       Operating expenses:
           General and administrative                        346,985         769,348           2,224,389
           Research and development                           89,792         363,240           1,638,620
           Depreciation and amortization                     145,164         145,169             507,616
           Impairment loss                                      --           304,504             304,504
           Gain on extinguishment of debt                   (204,308)        (39,754)           (275,037)
                                                        ------------    ------------        ------------
       Total operating expenses                              377,633       1,542,507           4,400,092
                                                        ------------    ------------        ------------

       Operating loss                                       (369,291)     (1,537,013)         (4,349,183)
       Other income (expense):
            Loss from misappropriation                          --              --              (120,981)
           Amortization of royalty agreement discount       (137,140)       (137,140)           (548,560)
           Interest expense                                  (68,590)        (32,868)           (147,846)
           Interest and other income                              81              72              47,763
                                                        ------------    ------------        ------------
       Total other expense                                  (205,649)       (169,936)           (769,624)
                                                        ------------    ------------        ------------
       Net loss before income taxes                         (574,940)     (1,706,949)         (5,118,807)

       Income taxes                                              800             800               3,200
                                                        ------------    ------------        ------------
       Net Loss                                         $   (575,740)   $ (1,707,749)       $ (5,122,007)
                                                        ============    ============        ============

Net loss per common share -basic and diluted            $      (0.01)   $      (0.09)
                                                        ============    ============

Weighted Average Common Shares Outstanding -
 Basic and Diluted                                        43,107,001      18,162,482
                                                        ============    ============


See accompanying report of certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                                         Series B
                                                                  Series A Convertible       Series A 8% Cumulative     Convertible
                                                                    Preferred Shares          Convertible Preferred     Preferred
                                                                -------------------------   -------------------------   -----------
                                                                  Shares        Amount        Shares        Amount        Shares
                                                                -----------   -----------   -----------   -----------   -----------
Balance at February 10, 2000 inception of development stage            --            --            --            --            --

Issuance of common stock                                               --            --            --            --            --


Issuance of other shares of common stock                               --            --            --            --            --

Preferred stock subscription                                           --            --            --            --            --
Net loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000                                              --            --            --            --            --

Conversion of notes payable to Series A preferred stock           3,440,000          --            --            --            --


Issuance of Series B preferred stock for cash                          --            --            --            --       3,991,797


Conversion of notes payable to common stock                            --            --            --            --            --


Issuance of common stock for cash                                      --            --            --            --            --



Issuance of common stock in connection with the merger                 --            --            --            --            --

Net Loss                                                               --            --            --            --            --
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001                                         3,440,000          --            --            --       3,991,797
Receipt of subscription payments
Adjustment of subscription payments
Issuance of Series B Preferred Stock                                                                          133,636          --
Issuance of common stock for cash
Issuance of common stock for services
Conversion of preferred shares upon merger                       (3,440,000)                                             (4,125,433)
Common stock issued as a result of merger
Series A cumulative preferred stock assumed upon merger                                         252,000           504           504
Net Loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002                                              --            --         252,000           504          --
Conversion of preferred stock to common stock                                                  (252,000)         (504)
Conversion of stock subscription to common stock
Adjustment  stock subscription receivable
Reclassification of par value from additional paid in capital
Issuances of common stock for services                                                                           --
Net Loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2003                                              --            --            --     $      --            --
                                                                ===========   ===========   ===========   ===========   ===========


                                                                  Series B                                                 Stock
                                                                 Convertible                                 Stock      Subscription
                                                                 Preferred          Common Stock          Subscription  Receivable
                                                                 -----------  -------------------------   ------------  -----------
                                                                   Amount        Shares       Amount
Balance at February 10, 2000 inception of development stage            --            --            --            --            --

Issuance of common stock                                               --       5,321,917             5          --            --


Issuance of other shares of common stock                               --       4,151,594             4          --            --

Preferred stock subscription                                           --            --            --         169,052          --
Net loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000                                              --       9,473,511             9       169,052          --

Conversion of notes payable to Series A preferred stock                --            --               3          --            --


Issuance of Series B preferred stock for cash                          --            --               4        25,000       (72,510)


Conversion of notes payable to common stock                            --       2,859,510             3


Issuance of common stock for cash                                      --         273,373             1          --            --



Issuance of common stock in connection with the merger                 --         256,570          --            --            --

Net Loss                                                               --            --            --                          --
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001                                              --      12,862,964   $        20   $   194,052   $   (72,510)
Receipt of subscription payments                                                                                             63,201
Adjustment of subscription payments                                                                           (25,000)
Issuance of Series B Preferred Stock
Issuance of common stock for cash
Issuance of common stock for services                               691,295             1                                    22,811
Conversion of preferred shares upon merger                        7,565,433          --
Common stock issued as a result of merger                        20,641,901            21                                       (21)
Series A cumulative preferred stock assumed upon merger
Net Loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002                                              --      41,761,593            42       169,052        (9,309)
Conversion of preferred stock to common stock                                      56,700            56
Conversion of stock subscription to common stock                                  939,000           939      (169,052)
Adjustment  stock subscription receivable                                                                                     9,309
Reclassification of par value from additional paid in capital                                    41,720
Issuances of common stock for services                                            640,000           640
Net Loss
                                                                -----------   -----------   -----------   -----------   -----------
Balance December 31, 2003                                              --      43,397,293   $    43,397   $      --     $      --
                                                                ===========   ===========   ===========   ===========   ===========


                                                                 Additional
                                                                   Paid In        Deficit Accumulated
                                                                   Capital         During Development
                                                                 ----------    --------------------------
                                                                                  Stage         Total
Balance at February 10, 2000 inception of development stage            --             --             --

Issuance of common stock                                               --             --                5


Issuance of other shares of common stock                               --             --                4

Preferred stock subscription                                           --             --          169,052
Net loss                                                                        (1,422,539)    (1,422,539)
                                                                -----------    -----------    -----------
Balance December 31, 2000                                              --       (1,422,539)    (1,253,478)

Conversion of notes payable to Series A preferred stock             859,997           --          860,000


Issuance of Series B preferred stock for cash                     1,317,289           --        1,269,783


Conversion of notes payable to common stock                                                             3


Issuance of common stock for cash                                        26           --               27



Issuance of common stock in connection with the merger                 --             --             --

Net Loss                                                               --       (1,415,979)    (1,415,979)
                                                                -----------    -----------    -----------
Balance December 31, 2001                                       $ 2,177,312    $(2,838,518)   $  (539,644)
Receipt of subscription payments                                                                   63,201
Adjustment of subscription payments                                  25,000                          --
Issuance of Series B Preferred Stock                                                                 --
Issuance of common stock for cash                                       823                           823
Issuance of common stock for services                                                              22,812
Conversion of preferred shares upon merger                                                           --
Common stock issued as a result of merger                                                            --
Series A cumulative preferred stock assumed upon merger
Net Loss                                                                        (1,707,749)    (1,707,749)
                                                                -----------    -----------    -----------
Balance December 31, 2002                                         2,225,925     (4,546,267)    (2,160,053)
Conversion of preferred stock to common stock                           448                          --
Conversion of stock subscription to common stock                    168,113                          --
Adjustment  stock subscription receivable                            (9,309)                         --
Reclassification of par value from additional paid in capital       (41,720)                         --
Issuances of common stock for services                               24,960                        25,600
Net Loss                                                                          (575,740)      (575,740)
                                                                -----------    -----------    -----------
Balance December 31, 2003                                       $ 2,368,417    $(5,122,007)   $(2,710,193)
                                                                ===========    ===========    ===========


See accompanying report of independent certified public accountants and notes to the consolidated financial statements

                                 PARENTECH, INC
                          (A Development Stage Company)
                             STATEMENT OF CASHFLOWS

                                                                                                     February 10, 2000
                                                            For the Year Ended  For the year Ended    (Inception) to
                                                            December 31, 2003   December 31, 2002    December 31, 2003
                                                            -----------------   -----------------    -----------------
Cash Flows from Operating Activities:
         Net  (Loss)                                          $  (575,740)         $(1,707,749)         $(5,122,007)
         Adjustments to reconcile net loss to net
             cash used in operating activities:
         Depreciation and amortization                            145,164              145,169              507,616
         Impairment loss                                             --                304,504              304,504
         Loss on disposal of equipment                               --                   --                  2,156
         Amortization of discount on royalty
         agreement                                                137,140              137,140              548,560
         Gain on extinguishment of debt                          (204,308)             (39,754)            (275,037)
         Issuance of stock for services                            25,600               22,811              217,464
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Prepaid expenses                                         7,833               75,000                 --
           Other assets                                            (4,331)              (4,331)
           Accounts payable and accrued expenses                   34,502              358,974              536,410
           Accrued interest payable                                68,590                                    68,590
           Accrued payroll                                        108,650              168,254              317,480
                                                              -----------          -----------          -----------
         Net cash from (used) in operating
           activities                                            (256,900)            (535,651)          (2,898,595)
                                                              -----------          -----------          -----------

         Cash Flows from Investing Activities:
             Purchase of intangibles                                 --                   --                (81,902)
             Purchase of equipment                                   --                   --                 (7,151)
                                                              -----------          -----------          -----------
         Net cash used by investing activities                       --                   --                (89,053)
                                                              -----------          -----------          -----------

         Cash Flows from Financing Activities:
           Proceeds from notes payable                            278,900              468,990            1,745,390
           Repayment of notes payable                             (22,000)                --                (91,550)
            Issuance of stock subscription                           --                   --                (72,510)
           Payment received from stock subscription                  --                 63,201               63,201
           Proceeds from sale of stock                               --                    824            1,343,117
                                                              -----------          -----------          -----------
            Net cash provided by financing activities             256,900              535,015            2,987,648
                                                              -----------          -----------          -----------

         Net Increase (Decrease) in Cash and Cash
         Equivalents                                                 --                 (2,636)                --
         Cash and Cash Equivalents, Beginning                        --                  2,636                 --
                                                              -----------          -----------          -----------
         Cash and Cash Equivalents, Ending                    $      --            $      --            $      --
                                                              ===========          ===========          ===========

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

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

         Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises". Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2003. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in shareholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, shareholder equity transactions and cash flows since Inception through December 31, 2003.The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months.Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders.Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

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

         Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.The straight-line method of depreciation is used for financial reporting purposes.

         The estimated useful lives, of property and equipment, are as follows:

                                                                 YEARS

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

         Stock-Based Compensation: The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

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

         Recent Accounting Pronouncements In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

         In June 2002, the FASB issued Statement No. 146, ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.") This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

         In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150 ("Accounting for
         Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,122,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $1,741,000 at December 31, 2003. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

Note 3 - Loss per Share

         The Company computed basic and diluted loss per share amounts for December 31, 2003 and 2002 pursuant to the SFAS No. 128, "Earnings per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Note 4 - Acquisition of Intangible Assets and Goodwill

         Patent Rights:

         In July 2000, the Company acquired the rights to four patents and four patent pending applications in the United States, Canada, Europe and Japan, for a certain Nature's Cradle technology from Infant Advantage, Inc. ("Infant Advantage") through an assignment for the benefit of creditors. The cost of the patent rights totaled $1,162,173 that consisted of cash and the assumption of certain liabilities. The Company is amortizing the patents over what management believes is its estimated useful life of 97 months that is through their expiration dates from 2008 through 2010. Accumulated amortization is $503,202 and $359,430 at December 31, 2003 and 2002, respectively. Amortization expense totaled $143,772 in both 2003 and 2002.

         Estimated amortization expense for the following years for December 31:

         2004                       $147,000
         2005                       $147,000
         2006                       $147,000
         2007                       $147,000

         Goodwill:

         In November 2002, the Company merged with Premier Classic Acquisition Corporation (see Note 15). The consideration paid by the former Parentech shareholders for the Premier Acquisition Corporation common stock that they received in the Merger was their Parentech common stock. In addition, as a result of the Merger, Parentech assumed approximately $300,000 of liabilities and 252,000 shares of preferred stock. Since ownership and operational control of Premier is considered to have passed to the shareholders and management of Parentech as a result of the Merger, Parentech is treated as the entity that acquired the assets of Premier for accounting purposes. The liabilities assumed were forgiven for approximately $204,000 and reflected as a gain on extinguishment of debt in the statement of operations for the year ended December 31, 2003.

         In accordance with SFAS No. 141, the business combination was accounted for using the purchase method of accounting. The Company determined that the total consideration paid for the acquisition was $304,504. No identifiable assets were obtained as a result of the merger, and, as such, the entire purchase price was recorded as goodwill.

         As of December 31, 2002, the Company determined that the goodwill had no fair value. As a result an impairment loss for the entire consideration of $304,504 was recorded in 2002.

Note 5 - Royalty Agreement

         In connection with the acquisition of the patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within five years.

Note 6 - Supplemental Disclosures

                                                                                           February 10, 2000
                                                  For the Year Ended  For the year Ended    (Inception) to
                                                  December 31, 2003   December 31, 2002    December 31, 2003
                                                  -----------------   ------------------   -----------------
Interest Paid                                         $     --           $    1,430            $    1,430
Income taxes paid                                            800                800                 3,200

Non-cash transactions:
Issuance of Series A for notes payable                      --                 --                 860,000
Issuance of common stock for notes payable                  --                 --                       3
Assumption of discounted royalties payments
which totaled $1,714,250                                    --                 --               1,080,268
Reclassification of accounts payable to
notes payable                                             88,038               --                  88,038
Reclassification of accrued payroll to notes
payable                                                  204,503               --                 204,503
Conversion of stock subscription to common
stock                                                    169,052               --                 169,052
Conversion of preferred stock to common stock                504               --                     504
Adjustment to subscription receivable and
common stock subscribed                                    9,309                                    9,309
Reclassification of par value of common
stock  from additional paid in capital                    42,360               --                  42,360
Issuance of common stock subscription                       --               25,000                25,000
Issuance of common stock for services                     25,600             22,812               217,464

Note 7 - Property and Equipment

         Property and equipment are valued at cost, less accumulated depreciation as follows:

                                            At December 31,
                                                 2003
                                            ---------------
         Equipment                              $4,191
         Less: Accumulated depreciation         $3,604
                                                ------
         Property and equipment, net            $  587
                                                ------

Note 8 - Income Taxes

         The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

         Since its formation the Company has incurred net operating losses. As of December 31, 2003 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

         SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

                                                                 2003
                                                              -----------

         Net operating loss carryforward                      $ 2,000,000
         Valuation allowance for deferred tax assets           (2,000,000)
                                                              -----------

                        Net deferred tax assets               $      --
                                                              ===========


         Income tax expense is $800 for the years ended December 31, 2003 and 2002. Such amounts consist of minimum state taxes payable.

Note 9 - Commitments and Material Agreements


         The Company entered into a lease for an office in San Ramon, California. The lease ended at December 31, 2001, and the space was rented on a month-to-month basis. Rent expense for this facility is approximately $1,800 per month. The Company terminated the lease as of August 31, 2003.

         The Company entered into a month-to-month lease, on June 1, 2001 for office space in Solana Beach, California). Rent expense for this facility is $3,000 per month. The lease was cancelled effective December 31, 2002 and terms are currently being renegotiated. The Company accrued $12,000 for the year ended December 31, 2003.

         Total rent expense was $32,609 and $54,709 for the fiscal years ended December 31, 2003 and 2002, respectively.

         In March 2003, the Company entered into an exclusive three-year agreement with Parentech Korea, Inc. (PTK), an unrelated party, to distribute Nature's Cradle products in Korea. The agreement provides for revenues from both leasing and selling Nature's Cradle units. Leased units are rented for $70 per four-month period. Units for sale are priced between $299 and $339. As of March 29, 2004, no units were shipped under this agreement.

Note 10 - Notes Payable

         At December 31, 2003, the Company had a promissory note due on demand with a shareholder. The total principal amount due under this note was $513,100. On February 27, 2003, this shareholder filed a UCC financing statement to secure amounts due to him under this note, and extended the maturity date until March 31, 2003. The terms of this note are currently being renegotiated. As of December 31, 2003, the total amount of accrued interest due to this shareholder under this note was $64,271.

         On December 14, 2001, the Company entered into a promissory note for $37,500 with an unrelated party in connection with the merger with Premier Classic Acquisition Corporation. Interest on the note accrued at 8% per annum. The principal and unpaid accrued interest was due and payable upon the successful completion of the contemplative merger with Premier by September 1, 2002. Because the merger was not completed by September 1, 2002 the note and related interest were cancelled and income from the extinguishment of debt was recognized amounting to $39,754 for the year ended December 31, 2002.

         As of December 31, 2003, the Company has a promissory note with its President due on demand, total principal amount due under the promissory note was $260,576. The accrued interest on the obligation as of December 31, 2003 was $39,549. The promissory note consists of balances due for cash proceeds provided to the Company, for operating expenses incurred on the Company's behalf and accrued wages and benefits.


         On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. During 2003 approximately $182,000 in such promissory notes were issued. None of the notes have been converted, nor have any of the related warrants have been exercised.

Note 11 - Preferred Stock and Subscription Agreements

         On March 20, 2001, the Company issued 3,440,000 shares of Series A Preferred Stock for $860,000. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into one share of common stock of the Company. Dividends are payable to shareholders when declared by the Board of Directors, are non-cumulative, and are paid in preference to any dividends declared with respect to common stock of the Company. All shares of Series A Preferred Stock were automatically converted to common stock upon the completion of the merger with Premier Classic Acquisition Corporation on November 6, 2002 (See Note
         15).

         Beginning on May 1, 2001, the Company sold 4,125,433 shares of Series B Preferred Stock at $.33 per share. Each share of Series B Preferred Stock is convertible at the option of the holder thereof at any time into one share of common stock of the Company. Dividends are payable to Series B Preferred shareholders when declared by the board of directors, are non-cumulative, and are paid on an equal basis with Series A Preferred shareholders and in preference to any dividends declared to common shareholders. All shares of Series B Preferred Stock were automatically converted into common stock upon the completion of the merger with Premier Classic Acquisition Corporation on November 6, 2002.

         In August 2001, the Company acknowledged an obligation to reimburse $169,052 in promotional expenses incurred by a shareholder prior to the formation of the Company. Effective June 5, 2003, the Company converted the stock subscription into 939,000 of common stock based on the market price of $0.18 as of that date.

         In November 2002, upon the merger with Premier Classic Acquisition Corp., the Company assumed 252,000 shares of 8% cumulative convertible preferred stock. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $0.20 per share payable quarterly when and if declared by the Board of Directors. The Company has not declared a dividend since issuance. The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into .2222 shares of common stock. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $2.50 per share plus all declared and undeclared dividends. Effective January 1, 2003, 252,000 shares of preferred stock was converted into 56,700 shares of common stock based on the agreement.
Note 12 - Common Stock

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

         On May 28, 2003, the Company issued 640,000 shares of common stock to an unrelated third party as compensation for marketing and consulting services relating to the Spain market. The value of the services received was estimated to be $25,600 based on management's estimate of the fair market value of the shares issued. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

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

         Under the terms of the merger with Premier Classic Acquisition Corporation, each Parentech option was converted into 1.5 options for Premier Classic Acquisition Corporation stock. As a result, the total options that can be awarded were increased to 3,000,000. As of December 31, 2003, the Company had issued and outstanding 1,162,500 options. None of the issued and outstanding options have been exercised.

         A summary of the options in Parentech, Inc. issued to employees and consultants at December 31, 2003 is presented below:


                                                                                          Weighted Average
                                                                   Number of Options       Exercise Price
                                                                   -----------------      ----------------
         Stock Options
         Balance at January 1, 2003                                    3,000,000                $0.03
         Granted                                                            --                  $--
         Exercised                                                          --                  $--
         Forfeited                                                     1,837,500                $0.03
                                                                       ---------                -----
         Balance at December 31, 2003                                  1,162,500                $0.03
                                                                       =========                =====
         Options exercisable at December 31, 2003                        814,324                $0.03
                                                                       ---------                -----
         Weighted average fair value of options granted during
           the period                                                                           $0.00
                                                                                                =====

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:

                         Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------      -------------------------------
                                                 Weighted
                                                  Average        Weighted                             Weighted
Range of                   Number                Remaining        Average           Number             Average
Exercise               Outstanding at           Contractual      Exercise       Exercisable at        Exercise
  Price              December 31, 2003              Life           Price       December 31, 2003        Price
--------             -----------------          -----------      --------      -----------------      --------
$   0.03                 1,162,500               7.62 years      $   0.03          814,324            $   0.03
                         ---------                               --------          -------            --------
                         1,162,500                               $   0.03          814,324            $   0.03
                         =========                               ========          ========           ========

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

         As provided for in the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") entered into between the Premier Acquisition Corporation, Premier and Parentech, the Merger resulted in the shareholders of Parentech receiving 1.5 shares of Premier common stock in exchange for each share of Parentech common or preferred stock they held. A total of 31,748,856 shares of Premier common stock were issued to Parentech shareholders in consummation of the Merger. Immediately following the Merger, Premier had a total of 41,761,593 shares of common stock issued and outstanding excluding shares issuable upon exercise of stock options and conversion of shares of Series A Preferred Stock.

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

         As a result of the Merger, former shareholders of Parentech hold 31,748,856 shares of Premier common stock out of 41,761,593 issued and outstanding shares, or 76% of the issued and outstanding common stock of Premier. While the former Parentech shareholders now own more than a majority of the issued and outstanding shares of Premier, no individual shareholder holds enough shares to assert control over Premier, and neither Premier nor Parentech is not aware of any group of shareholders that is acting together in order to assert control over Premier.

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


Note 16 - Subsequent Events

         On February 4, 2004, the Company signed a memorandum of understanding with a potential merger candidate. The terms of such merger are currently being negotiated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

3.1      Company's Amended and Restated Articles of Incorporation (1)

3.2      Company's Revised Amended and Restated Bylaws (1)

4.3      Specimen of Common Stock Certificate.(1)

14       Code of Ethics

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


(1) Incorporated by reference from the Company's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.

(2) Filed as exhibit 2.1 to the Company's Form 8-K dated March 26, 2001 and incorporated herein by reference.

(3)      Filed herewith.

         B.       Reports on Form 8-K

                  None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $26,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

Year ended December 31, 2002

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was approximately $26,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2002 was $-0-.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Parentech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Parentech, Inc.

                                             By /s/ Scott Landow
                                                --------------------------------
                                                Chief Executive Officer
                                                and Chief Accounting Officer

                                             Date: March 30, 2004