Form 10QSB
period 2004-03-31
PARENTECH INC
filed 2004-05-12
CIK 1095606

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________to___________


                        COMMISSION FILE NUMBER 001-15591


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

                               1158 Staffler Road
                              Bridgewater, NJ 08807

                  Registrant's former address as last reported


             (Exact name of registrant as specified in its charter)


             DELAWARE                                  94-3353519
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


   Copies of all communications, including all communications sent to the agent for service, should be sent to:


                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174
                             -----------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE                                   SHARES OUTSTANDING AS OF APRIL 30, 2004
------------------------------          ---------------------------------------
Common Stock, $0.001 par value                        43,397,293
Series A Convertible Preferred Stock,
$0.000001 par value                                           -
Series A Cumulative Preferred Stock.
$0.002 par value                                              -
Series B Convertible Preferred Stock,
$0.000001 par value                                           -

                                 Parentech, Inc.
                                 ---------------

                                      Index

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (unaudited)

Consolidated condensed balance sheets at March 31, 2004 and December 31, 2003

Consolidated condensed statements of operations for the three months ended March 31, 2004 and 2003

Consolidated condensed statements of cash flows for the three months ended March 31, 2004 and 2003

Notes to consolidated condensed financial statements for the three months ended March 31, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures


PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                                 PARENTECH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                          March 31, 2004     December 31, 2003
                                                                          --------------     -----------------
ASSETS

Cash and cash equivalents                                                   $    36,694        $         -
Loan receivable - related party                                                  50,000                  -
Other assets                                                                      5,232              4,332
                                                                            -----------        -----------
      Total current assets                                                       91,926              4,332
                                                                            -----------        -----------
Furniture and fixtures, net of accumulated depreciation of
$3,952 and $3,604                                                                   239                587
Intangibles, net                                                                623,028            658,971
Other assets                                                                     10,000                  0
                                                                            -----------        -----------
Total assets                                                                $   725,193        $   663,890
                                                                            ===========        ===========
LIABIITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:

 Accounts payable and accrued expenses                                      $   498,889        $   519,254
 Notes payable                                                                1,267,113          1,018,431
Accrued interest payable                                                        128,705            107,486
Accrued payroll and related payables                                             33,088            100,639
                                                                            -----------        -----------
 Total current liabilities                                                    1,927,795          1,745,810
                                                                            -----------        -----------

Royalty agreement payable, net of discount                                    1,662,558          1,628,273
Shareholders' deficit:
Series A convertible preferred stock, $.000001 par value: 5,000,000
shares authorized, 0 shares issued and outstanding                                    -                  -
Series A cumulative convertible  preferred stock, $.002 par value 8%
cumulative, 10,000,000 shares authorized, 252,000 shares issued and
outstanding                                                                           -                  -
Series B convertible preferred stock, $.000001 par value: 5,500,000
shares authorized, 0 shares issued                                                    -                  -
Common  stock, par value $.001, 100,000,000 shares authorized,
43,397,293 shares issued at March 31, 2004                                       43,397             43,397
Additional paid-in-capital                                                    2,368,417          2,368,417

Deficit accumulated during development stage                                 (5,276,974)        (5,122,007)
                                                                            -----------        -----------
 Total shareholders' deficit
                                                                             (2,865,160)        (2,710,193)

                                                                            -----------        -----------
 Total liabilities & shareholders' deficit                                  $   725,193        $   663,890
                                                                            ===========        ===========


          See accompanying notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                       For the Three Months Ended          February 10,
                                                                                March 31,                2000 (Inception)
                                                                     -------------------------------            to
                                                                         2004               2003          March 31, 2004
                                                                     ------------       ------------      --------------

       Revenues                                                      $          -       $      6,650       $    100,960
                                                                     ------------       ------------       ------------
       Cost of Goods Sold                                                       -                  -             50,051
                                                                     ------------       ------------       ------------
       Gross Profit                                                             -              6,650             50,909

       Operating expenses:
           General and administrative                                      56,144            105,818          2,280,533
           Research and development                                         7,031             30,000          1,645,651
           Depreciation and amortization                                   36,291             36,291            543,907
           Impairment loss                                                      -                  -            304,504
           Gain on extinguishment of debt                                       -                  -           (275,037)
                                                                     ------------       ------------       ------------
       Total operating expenses                                            99,466            172,109          4,499,558
                                                                     ------------       ------------       ------------

       Operating loss                                                     (99,466)          (165,459)        (4,448,649)
       Other income (expense):
            Loss from misappropriation                                          -                  -           (120,981)
           Amortization of royalty agreement discount                     (34,285)           (34,285)          (582,844)
           Interest expense                                               (21,219)           (13,030)          (169,065)
           Interest and other income                                            -                 12             47,763
                                                                     ------------       ------------       ------------
       Total other expense                                                (55,504)           (47,303)          (825,127)
                                                                     ------------       ------------       ------------
       Net loss before income taxes                                      (154,970)          (212,762)        (5,273,776)

       Income taxes                                                             -                  -              3,200
                                                                     ------------       ------------       ------------
       Net Loss                                                      $   (154,970)      $   (212,762)      $ (5,276,976)
                                                                     ============       ============       ============

Net loss per common share -basic and diluted                                (0.01)             (0.01)
                                                                     ============       ============

Weighted Average Common Shares Outstanding -
 Basic and Diluted                                                     43,107,001         41,761,593
                                                                     ============       ============



          See accompanying notes to consolidated financial statements.

                                 PARENTECH, INC
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASHFLOWS



                                                                                                       February 10,
                                                                       For the Three Months Ended    2000 (Inception)
                                                                     -------------------------------        to
                                                                         2004               2003      March 31, 2004
                                                                     ------------       ------------  --------------
Cash Flows from Operating Activities:

      Net  (Loss)                                                   $  (154,970)   $  (212,762)       $(5,276,976)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization                                      36,291         36,291            543,907
      Impairment loss                                                         -              -            304,504
      Loss on disposal of equipment                                           -              -              2,156
      Amortization of discount on royalty agreement                      34,285         34,285            582,845
      Gain on extinguishment of debt                                          -              -           (275,037)
      Issuance of stock for services                                          -              -            217,464
      Changes in operating assets and liabilities:
        (Increase) decrease in:
        Loan receivables                                                (50,000)             -            (50,000)
        Prepaid expenses                                                (10,000)             -            (10,000)
        Other assets                                                       (900)             -             (5,232)
        Accounts payable and accrued expenses                            13,357         71,010            618,358
        Accrued payroll                                                  27,163         56,399            344,643
                                                                    -----------    -----------        -----------
      Net cash used in operating activities                            (104,774)       (14,777)        (3,003,368)
                                                                    -----------    -----------        -----------

      Cash Flows from Investing Activities:
          Purchase of intangibles                                             -              -            (81,902)
          Purchase of equipment                                               -              -             (7,151)

                                                                    -----------    -----------        -----------
      Net cash used by investing activities                                   -              -            (89,053)
                                                                    -----------    -----------        -----------

      Cash Flows from Financing Activities:
        Proceeds from notes payable                                     141,468         14,850          1,886,857
        Principal payment of notes payable                                    -              -            (91,550)
        Proceeds from stock subscription                                      -              -             63,201
        Proceeds from sale of stock                                           -              -          1,270,607
                                                                    -----------    -----------        -----------
         Net cash provided by financing activities                      141,468              -          3,129,115
                                                                    -----------    -----------        -----------


      Net  Increase in Cash and Cash Equivalents                         36,694             73             36,694
      Cash and Cash Equivalents, Beginning                                    -              -                  -
                                                                    -----------    -----------        -----------
      Cash and Cash Equivalents, Ending                             $    36,694    $        73        $    36,694
                                                                    ===========    ===========        ===========


          See accompanying notes to consolidated financial statements.

                                 PARENTECH, INC
                          (A Development Stage Company)
              Notes to Consolidated Condensed Financial Statements
               For the Three Months Ended March 31, 2004 and 2003


Note 1 - Summary of Organization and Significant Accounting Policies

         Organization:- Parentech, Inc. ("the Company") was incorporated in February 2000. It has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well-being of infants. On July 7, 2000, the Company acquired the rights to an FDA-registered sound and motion device called "Nature's Cradle," an infant environmental transition sleep system that has been shown to enhance infant sleep, decrease infant crying and promote child development.

         Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises".

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of March 31, 2004. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, and cash flows, the cumulative amounts of revenues and expenses and cash flows since Inception through March 31, 2004.

         Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,277,000 through the period ended March 31, 2004, and current liabilities exceeded current assets by approximately $1,836,000 at March 31, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.


Note 3 - Supplemental Disclosures


                                                           For the Three        For the Three     February 10, 2000
                                                            Months Ended         Months Ended    (Inception) to March
                                                           March 31, 2004       March 31, 2003         31, 2004
                                                           --------------       --------------    --------------------
Interest Paid                                            $         -           $        -             $    1,430
Income taxes paid                                                  -                    -                  3,200

Non-cash transactions:
Issuance of Series A for notes payable                             -                    -                860,000
Issuance of common stock for notes payable
                                                                   -                    -                      3
Assumption of discounted royalties payments
which totaled $1,714,250
                                                                   -                    -              1,080,268
Reclassification of accounts payable to
notes payable                                                      -                    -                 88,038
Reclassification of accrued payroll to notes
payable                                                      107,214                    -                311,717
Conversion of stock subscription to common
stock                                                              -                    -                169,052
Conversion of preferred stock to common stock
                                                                   -                    -                    504
Adjustment to subscription receivable and
common stock subscribed                                            -                    -                  9,309
Reclassification of par value of common                            -                    -                 42,360
stock  from additional paid in capital
Issuance of common stock subscription                              -                    -                 25,000
Issuance of common stock for services                              -                    -                217,464


Note 4 - Subsequent Events

On February 4, 2004, the Company signed a memorandum of understanding with a potential merger candidate. The terms of such merger are currently being negotiated. The Company intends to complete a reverse triangle merger and adopt a plan of reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), to cause the Merger to qualify as a reorganization under the provisions of Sections 368 of the Code, so that such exchange will constitute a tax-free share exchange under the Code. The Company will file and disseminate an Information Statement to the shareholders describing the transaction once the Merger Agreement is executed. No assurances can be given that any Merger Agreement can be executed and the any merger consummated.

                           Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding Parentech, Inc. (the "Company" or "Parentech"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Summary Overview and Overall Business Strategy

The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,277,000 through the period ended March 31, 2004, and current liabilities exceeded current assets by approximately $1,836,000 at March 31, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

                        THREE MONTHS ENDED MARCH 31, 2004
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $6,650 for the three month period ended March 31, 2003 to zero for the three month period ended March 31, 2004, a decrease of $6,650 primarily due to the sale during 2003 of developmental units of Natures Cradle.

Operating expenses. Operating expenses decreased from $172,109 for the three months ended March 31, 2003 to $99,466 for the three months ended March 31, 2004, a decrease of $72,643.

General and administrative expenses decreased from $105,818 for the three months ended March 31, 2003 to $56,144 for the three months ended March 31, 2004, a decrease of $49,674, primarily due to decreases in general and administrative expenses due to lower administrative salaries, rent expense and overhead expenses. The Company has reduced its occupancy expense through the termination of a lease agreement with a related party. Administrative salaries have been reduced based on the Company reducing payroll and staffing during the fourth quarter of 2003.

Depreciation and amortization expense remained at the same level for both three month periods ended March 31, 2004 and 2003. Depreciation and amortization expense for the periods were $36,291. The expense is primarily attributed to the amortization of patent rights.

Research and development costs decreased from $30,000 for the three months ended March 31, 2003 to $7,031 for the three months ended March 31, 2004, a decrease of $22,969. The decrease in research and development costs for 2004 were primarily, due to cost control measures instituted by the Company during the period.

Interest expenses. Interest expenses increased from $13,030 for the three months ended March 31, 2003 to $21,219 for the three months ended March 31, 2004, an increase of $8189. The increase relates to higher balances due to the President of the Company and the promissory notes that were issued in the fourth quarter of 2003 and during the first quarter of 2004.

Net Income (Loss). Net loss decreased from $212,762 for the three months ended March 31, 2003 to $154,777 for the three months ended March 31, 2004, primarily due to the Company reducing its administrative and research and development expenses.

                        THREE MONTHS ENDED MARCH 31, 2003
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Gross revenues. During the quarters ended March 31, 2003 and 2002, product sales totaled approximately $6,650 and zero, respectively. Our revenues in the first quarter of 2003 consisted solely of sales of developmental units of Natures Cradle, which is currently the Company's only marketed product.


Operating expenses. Operating expenses decreased from $313,591 for the three months ended March 31, 2002 to $172,109 for the three months ended March 31, 2003, a decrease of $141,482.

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

Interest Expense. For the quarters ended March 31, 2003 and March 31, 2002, interest expense was $13,030 and $2,648, respectively. Interest expense increased in the first quarter of fiscal year 2003 due to a greater amount of outstanding debt in the first quarter of fiscal 2003 as compared to the comparable period in fiscal year 2002.

Net Income (Loss). Net loss decreased from $351,292 for the three months ended March 31, 2002 to $212,762 for the three months ended March 31, 2003, primarily due to the Company reducing its administrative and research and development expenses.

Liquidity and Capital Resources. The Company financed operations principally through private sales of debt and equity securities. During the three months ended March 31, 2004, we borrowed approximately $141,000, primarily though promissory notes to existing investors.

On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. At March 31, 2004 and December 31, 2003 the balance of these promissory notes were $314,000 and $182,000, respectively. None of the notes have been converted, nor have any of the related warrants have been exercised.


Current Assets

Cash and cash equivalents. Cash and cash equivalents increased from zero at December 31, 2003 to $36,694 at March 31, 2004, an increase of $36,694, primarily as a result of the Company issuing additional promissory notes during the period.

Total current assets. Total current assets increased from $4,332 at December 31, 2003 to $91,926 at March 31, 2004, an increase of $87,594, primarily as a result of the Company funding $50,000 loan to a related party in contemplation of an acquisition, as well as the increased cash reserves.

Liabilities

Accrued payroll and related payables. Accrued payroll and related payables decreased from $100,639 at December 31, 2003 to $33,088 at March 31, 2004, a decrease of $67,551, primarily due to the conversion of $107,214 accrued payroll to notes payable during the three months ended March 31, 2004.

Accounts payable and other accrued expenses. Accounts payable decreased from $519,254 at December 31, 2003 to $498,889 at March 31, 2004, a decrease of
$20,365, primarily relating to payments made against past due balances during the three months ended March 31, 2004.

Accrued interest. Accrued interest increased from $107,486 at December 31, 2003 to $128,705 at March 31, 2004, a increase of $21,219. The increase relates to directly to the accrued and unpaid interest relating to the notes payable balances outstanding for the three months ended March 31, 2004.

Notes payable. Notes payable increased from $1,018,431 at December 31, 2003 to $1,267,113 at March 31, 2004, an increase of $248,682, primarily relating to the additional funding of promissory notes during the three months ended March 31, 2004 and the reclassification of accrued payroll and related payables to notes payable pertaining to the President's salary and related expenses.

Total current liabilities. Total current liabilities increased from $1,745,810 at December 31, 2003 to $1,927,795 at March 31, 2004, a decrease of $181,985, primarily related to increased notes payable, accrued interest payable, offset by decreased accrued payroll and related payables and accounts payable and accrued expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.



B. Reports on Form 8-K

No other reports on Form 8-K were filed during the quarter ended March 31, 2004, for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parentech, Inc.

May 11, 2004           /s/ Scott Landow
                       Scott Landow,
                       Chief Executive Officer and Chairman of the Board of
                       Directors
                       (PRINCIPAL EXECUTIVE OFFICER)

May 11, 2004           /s/ Scott Landow
                       Scott Landow,
                       Acting Chief Financial Officer
                       (PRINCIPAL ACCOUNTING OFFICER)