Form 10KSB/A
period 2003-12-31
PARENTECH INC
filed 2004-06-24
CIK 1095606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                               AMENDMENT NUMBER 1


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

                        Common Stock, $0.00001 par value
                 ----------------------------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[__]


Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

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

         Documents Incorporated by Reference:  None


         Transitional Small Business Disclosure Format (check one):
 [  ] Yes    [X] No

PARENTECH, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Description of the Business......................................  1
Item 2.  Description of the Property......................................  11
Item 3.  Legal Proceedings................................................  11
Item 4.  Submission of Matters to Vote of Security Holders................  12

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........  13
Item 6.  Management's Discussion and Analysis.............................  14
Item 7.  Financial Statements.............................................  18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  18

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.....  19
Item 10. Executive Compensation...........................................  21
Item 11. Security Ownership of Certain Beneficial Owners and Management...  23
Item 12. Certain Relationships and Related Transactions...................  24

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.................................  26
Item 14. Principal Accountant Fees and Services...........................  27

Signatures ...............................................................  28


                                     PART I



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

In December 2001, the Company determined that the potential success of Parentech justified a merger between the two companies, and it entered into a Memorandum of Understanding for that purpose. Upon execution of this memorandum, Parentech paid the Company a transaction fee of $75,000 in the form of a six-month, 8% loan. The note was to be cancelled upon completion of the merger. Under the terms of the memorandum, if the merger was not completed for certain, specified reasons, the Company would have owed Parentech a breakup fee of $75,000 in addition to repayment of the loan. On March 1, 2002, the Company issued 683,108 shares of common stock and 186,000 shares of preferred stock of Premier to parties who provided the transaction fee in consideration of Parentech's agreeing to make the transaction fee non-refundable.

In the course of negotiations to reach and enter into definitive agreements to implement the merger between Premier and Parentech, the parties determined that a change in the structure originally set forth in the memorandum of understanding between them would be mutually advantageous. For that reason, on September 6, 2002, the Board of Directors of the Company and the Board of Directors of Parentech entered into a new agreement that called for Premier Acquisition Corporation, a wholly owned subsidiary of the Company, to merge with and into Parentech (the "Merger"). In connection with the Merger, the Company was to issue one and one-half (1.5) shares of its common stock to Parentech Shareholders in exchange for each share of Parentech common stock, Series A preferred stock or Series B preferred stock they held.

In addition, as part of this transaction, each outstanding share of Premier Classic Acquisition Corporation common stock was, by the virtue of the merger and without any action on the part of the parties, converted into one share of Parentech common stock.

In the course of negotiations, Parentech's officers and directors had stated an unwillingness to proceed with the Merger if the liabilities of Premier were not reduced substantially or eliminated. To address this concern, prior to the merger with Parentech the Company transferred substantially all of its tangible and intangible assets to Cool Classics, Inc., its wholly owned subsidiary. Subsequent to that transfer Premier transferred all of the outstanding shares of capital stock of Cool Classics, Inc. to certain of its creditors of Premier.



Each creditor received a number of shares of the capital stock of Cool Classics, Inc. that was equal to his pro rata portion of the aggregate amount of indebtedness owed to all such creditors. The transfer of capital stock of Cool Classics, Inc. to the company's creditors was subject to its creditors' agreement to:

         o consent to the transfer their liabilities from Premier to Cool Classics, Inc.;
         o release Premier from all liabilities in connection with the indebtedness to them; and
         o accept the shares of Cool Classics, Inc. stock as full satisfaction of all claims that they had against Premier.

In evaluating the proposed Merger, Premier's management considered criteria such as the value of the assets of Parentech and the anticipated business operations of Parentech in comparison with Premier's inability to achieve commercial success in marketing the cels. Based on these criteria, Premier's management determined that the Merger remained in the best interests of Premier's Shareholders, notwithstanding the need to transfer substantially all of its assets to Cool Classics, Inc. and then transfer all of Cool Classics, Inc. stock to the creditors to obtain a release of those creditors' claims against Premier.

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

The resignations of Charles F. Trapp and Louis A.Pistilli from the Board of Directors of Premier and from their positions as President and Chief Executive Officer and as Secretary of Premier, respectively, took effect upon the close of the Merger. By action of Premier's Board of Directors, upon the close of the Merger Gerald Beemiller, Daniel P. Beharry, Scott D. Landow, Richard Rosenblum, Richard D. Propper and Charles R. Smith were appointed directors, Scott D. Landow was appointed President and Treasurer of Premier, and Daniel P. Beharry was appointed Secretary of Premier. All of the officers and directors of Parentech prior to the Merger continued in those roles with Parentech subsequent to the Merger.


As a consequence of the Merger, the former Shareholders of Parentech now own, collectively, a majority of the issued and outstanding shares of Premier common stock, although no individual or group of which Premier is aware is able to assert control over Premier. Specifically:

Amount and Source of Consideration. The sole consideration paid by the former Parentech Shareholders for the Premier common stock that they received in the Merger was their Parentech common stock. In addition, as a result of the Merger, Parentech assumed approximately $300,000 of liabilities from Premier.

Basis of Control. As a result of the Merger, former Shareholders of Parentech hold 31,748,856 shares of Premier common stock out of 41,761,565 issued and outstanding shares, or 76% of the issued and outstanding common stock of Premier. While the former Parentech Shareholders now own more than a majority of the issued and outstanding shares of Premier, no individual stockholder holds enough shares to assert control over Premier, and Premier is not aware of any group of Shareholders that is acting together in order to assert control over Premier.

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

Identity of Persons from Whom Control Was Assumed. Premier was not aware of any stockholder or group of Shareholders that was able to assert control over Premier prior to the Merger. However, Charles F.Trapp and Joe Cool Collectables, Inc. each beneficially owned greater than 10% of the issued and outstanding common stock of Premier prior to the Merger. As a result of the issuance of stock to Parentech Shareholders in the Merger, each now beneficially owns less than 5% of the issued and outstanding common stock of Premier.

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

Parentech is initially focusing its marketing efforts in Asia, where mothers traditionally spend seven to 10 days in the hospital with their newborns. Parentech has chosen to enter into relationships with sales and marketing organizations that Parentech believes are recognized and well-established in their own markets to assist in implementing this strategy, rather than trying to create its own marketing and distribution system..

Parentech's overall business strategy is designed to take advantage of the inherent obstacles that independent inventors and start-up companies in the infant products market traditionally confront. The infant products market is dominated by a few relatively large, well-known companies that are responsible for the design, sales and marketing of many of the new products introduced each year. There are, however, a substantial number of products designed for this market by individual inventors and small entrepreneurs who have innovative ideas, but who often lack the market savvy or the financial and human resources to manufacture, market and distribute their product profitably. It is often parents, pediatricians and nurses who observe the activities of young children who conceive products that could make their lives and those of their children easier, less stressful and more enjoyable. Yet these groups lack the know-how or resources to get their products successfully to market.

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

Parentech's strategy is designed to overcome this inherent problem by leveraging the FDA-endorsed efficacy of Nature's Cradle to create an international distribution consortium. The establishment of such a distribution network should allow Parentech to place its products, starting with Nature's Cradle, into many markets more rapidly than could be otherwise achieved. That, in turn, will enable Parentech to produce large enough quantities of a new product from the outset to realize economies of scale in production, thus accelerating the profitability of each new product line introduced. Parentech had an agreement with such a network in Japan, however that arrangement is currently on hold as of December 31, 2003, has received a purchase order from another network in Korea, and is in the process of putting establishing both manufacturing and distribution capability in Mainland China, however there is no such partner in place as of December 31, 2003.

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

Successful introduction of Nature's Cradle is key to ensuring that these distribution networks will remain receptive to future products. Parentech decided that the Nature's Cradle is the right "first product" because it is a patented, differentiable, clinically proven and doctor-recommended technology. Parentech's management believes that Nature's Cradle is a very robust and universally applicable product, which makes it the right first product not only for its potential to succeed in its own right, but because it can serve as a platform for the introduction of a series of follow-on products.

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

The company has patents which relate to environmental simulation and transition systems which simulate the intrauterine environment, including motions that approximate those experienced by the fetus, intrauterine sounds, tactile stimulation, controlled temperature, light shielding and/or modification of the rate of intensity of the stimuliIn addition, the Company is filing additional patents that cover new embodiments of the technology.

While the Company cannot assure that its issued patents and those covered in its applications will, if issued, block competitive products, they should help the Company become the leader in the marketplace.

Our strategy of being first to market and establishing brand name recognition as the clinically tested, child development device will create another barrier to competition.

Parentech's first effort to enter the Asian market focused on Japan, and the company secured an agreement with SII Trading, Inc. ("SII") an affiliate of Seiko of Japan. SII performed due diligence for the Japanese market before it entered into a relationship with the Company, and it confirmed that at this point, no competition exists for the Nature's Cradle and Motion System It is expected that, for the time being, this will remain the case, but if Nature's Cradle performs well in the market, it can be assumed that a competitor will emerge. During September 2003, SII decided to close all divisions that were not part of their core business of watches, printers and robotics.

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


PERIOD                         HIGH BID              LOW BID
-----------------              -----------           ----------

Calendar 2003
    First Quarter              $0.24                 $0.08
    Second Quarter             $0.35                 $0.02
    Third Quarter              $0.15                 $0.07
    Fourth Quarter             $0.07                 $0.03


Calendar 2002
    First Quarter              $0.18                 $0.72
    Second Quarter             $0.30                 $0.51
    Third Quarter              $0.18                 $0.36
    Fourth Quarter             $0.12                 $0.45

HOLDERS

As of December 31, 2003, the Company had approximately 690 record holders of our 43,397,293 outstanding shares of common stock.

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

The first proto type models of this design were completed at the end of 2001. This generation of design met all of the critical specifications we have outlined for the product and provided us with a marketable product.

From inception through December 31, 2001 we had an accumulated deficit of approximately $2.8 million and had relied upon invested capital initially from two founders, with a subsequent round of capital from a larger group of investors who had also invested in the predessor company. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations.



The prototype Nature's Cradles were machined in Japan at Shinpo Engineering at a cost of approximately $1,000 each. Production quantities have been quoted at approximately $400, still too expensive. As a result, the Company is pursuing production at lower cost, with a focus on Mainland China. To that end, Parentech management went to China in December 2001 to survey potential suppliers. Although initially approached solely as a low-cost manufacturing source, a study of the Chinese market revealed a substantial unexpected consumer demand, and the decision was made to pursue a partner for both manufacturing and distribution within China. Discussions in China have led to a proposed joint venture for distribution of Nature's Cradle and future products within China and a license of worldwide manufacturing rights. Several substantial Chinese entities are being considered, and discussions with some of them are in process.

One of the parties, Jiangsu Sunshine Group (a large Chinese conglomerate), reviewed the product from a manufacturing standpoint and offered several suggestions for improvement, many of which have been incorporated. The Company continues to seek alternatives that can supply the unit at even lower cost.

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



Doing so will require additional capital. From January through December 31, 2002, we increased our accumulated deficit to approximately $ 4.5 million. By that time we had used the capital that had been raised to that date and were relying on borrowed funds to support operations until market conditions made it more realistic for Parentech to attract additional equity investment. By the end of 2002, we had borrowed $468,990 and had additional payables of $1,012,485.



The Company expects to continue to incur operating losses for the duration of 2003, but it believes that with the Korean agreement signed and units scheduled for delivery there and in China beginning in the second quarter of 2004, the Company has the prospect of becoming cash flow positive by the end of the year or the beginning of 2005.





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

Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders.

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


RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements..

Results of Operations for the Fiscal Year Ended December 31, 2003 Compared to the Fiscal Year Ended December 31, 2002

Revenues

During the years ended December 31, 2003 and 2002, we had revenues of approximately $58,393 and $5,494, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle test units.

Research and Development Costs

Research and development costs include salaries, fees paid to contractors and consultants and development materials. Research and development costs were approximately $89,792 in fiscal 2003 compared with approximately $363,420 for fiscal 2002. The decrease in costs was attributed primarily to a reduced need for contractors used in the development of the Nature's Cradle technology.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, fees for professional services and rents. General and administrative expenses were approximately $346,985 for fiscal 2003 compared with approximately $769,348 for fiscal 2002. The decreased costs in 2003 resulted primarily from costs incurred as the result of the Merger during 2002.

Interest Expense

Interest expense for fiscal 2003 was approximately $68,590 as compared to approximately $32,868 for fiscal 2002. The increase in fiscal 2003 resulted mainly from the Company's need to rely on debt financing to support operations during that period.


Results of Operations for the Fiscal Year Ended December 31, 2002
Compared to the Fiscal Year Ended December 31, 2001

Revenues

During the years ended December 31, 2002 and 2001, we had revenues of approximately $5,494 and $37,073, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle test units.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, fees for professional services and rents. General and administrative expenses were approximately $769,348 for fiscal 2002 compared with approximately $504,795 for fiscal 2001. The increased costs in 2002 resulted primarily from costs incurred as the result of the Merger.

Interest Expense

Interest expense for fiscal 2002 was approximately $32,868 as compared to approximately $17,594 for fiscal 2001. The increase in fiscal 2002 resulted mainly from the Company's need to rely on debt financing to support operations during that period.

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


The Company is in the process of raising approximately $350,000, of which $147,500 has already been loaned to Source Atlantic under terms of the merger agreement and the balance of which will be used to satisfy costs associated with completion of the merger, working capital and operating expenses for the next twelve months.

Scott Landow has agreed to a salary of $1 per month for the next twelve months or until the Company reaches positive cash flow, whichever comes first. Company operations are not expected to exceed $5,000 per month, including rent, ($1,500/mo.), phone, internet, travel, etc...

Parentech had approximately $1,490,000 in debt. This was composed of approximately $1,490,000 in notes payable, expected to total $1,637,000 by the completion of the merger and the reverse stock split. The holders of this debt has agreed to convert into 216,916 shares of unregistered stock, post split. Any notes due prior to the completion of the merger with Source Atlantic, Inc. have agreed to extend their maturity date until the completion of that merger and impending reverse stock split, or December 31, 2004, whichever comes first.

The Company will continue to pursue additional sources of capital in 2004. The Company has restricted the activity of the Company and has attempted to conserve cash resources through the use of common stock to fund operating activities. No assurance can be given that such an attempt will be successful. In the event Parentech does not raise additional capital, the Company will be unable to promote its products, which, in turn, will have a material adverse effect on the Company's business, operating results, financial condition and prospects.

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


Consolidated balance sheet

Consolidated statements of operations

Consolidated statements of shareholders' equity

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

                                                      `          Restricted


--------------------------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                             ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                      ----------------------------------------------------------------------------------------------------
                                                                     AWARDS                     PAYOUTS
                                                              ------------------------------------------------------------
                                                                            SECURITIES
 NAME AND                                                                     UNDER-                    ALL OTHER
PRINCIPAL     YEAR                           OTHER ANNUAL     RESTRICTED      LYING                      COMPEN-
 POSITION                SALARY    BONUS     COMPENSATION       STOCK        OPTIONS/       LTIP         SATION
                           ($)       ($)          ($)           AWARD(S)       SARS        PAYOUTS         ($)
                                                                  ($)          (#)           ($)


  (A)         (B)         (C)       (D)          (E)             (F)           (G)           (H)            (I)
--------------------------------------------------------------------------------------------------------------------------

CEO,         2003       87,500      0            0                0             0            0               0
Scott        2002      120,000      0            0                0             0            0               0
Landow       2001       60,000      0            0                0             0            0               0

(1) Approximately $87,500 for 2003 and $112,500 for 2002 in salary to Mr. Landow remains accrued but unpaid.

---------------------------------------------------------------------------------------------------------------------------
          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------------

                                                       NUMBER OF SECURITIES
                                                            UNDERLYING       VALUE OF UNEXERCISED
                                                           UNEXERCISED           IN-THE-MONEY
                                                         OPTIONS/SARS AT        OPTIONS/SARS AT
                                                            FY-END (#)            FY-END ($)
             SHARES ACQUIRED ON                            EXERCISABLE/          EXERCISABLE/
  NAME          EXERCISE (#)      VALUE REALIZED ($)      UNEXERCISABLE          UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------





Scott
Landow
CEO                 0                    0                     0                     0
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------


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

                                                                      Percentage of
                                              Nature of     Shares
                                              Beneficial    Number of Shares         Beneficially
Directors and Officers (1)                    Ownership     Beneficially Owned       Owned (1)
--------------------------------------------  ----------    ------------------       ------------

Scott D. Landow
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075  ...................          Direct           1,616,700          3.73%

Richard D. Propper, MD
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, California  92075.............          Direct           2,741,472          6.32%

Charles Smith
c/o Parnetech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA 92075                                Direct              189,844        0.004%

Acorn Technology Fund
777 South Highway 101, Suite 215
Solana Beach, CA  92075                               Direct            5,460,000        12.58%

Penny Lane Partners
777 South Highway 101, Suite 215
Solana Beach, CA  92075                               Direct            2,789,265         6.43%

Total Employees and Directors as a group                                1,906,504          4.4%

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of April __, 2004. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after April __, 2004 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

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

                                      (a)                        (b)                       (c)

Equity compensation plans
approved by security                1,000,000                    $0.033                  2,000,000
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

                              FINANCIAL STATEMENTS

                                 Parentech, Inc.

                          (A Development Stage Company)


Table of Contents


------------------------------------------------------------------ -------------
Reports of Independent Certified Public Accountants............... F - 2
------------------------------------------------------------------ -------------

------------------------------------------------------------------ -------------
Consolidated Balance Sheet as of December 31, 2003................ F - 3
------------------------------------------------------------------ -------------

------------------------------------------------------------------ -------------
Consolidated Statements of Operations..................            F - 4
------------------------------------------------------------------ -------------

------------------------------------------------------------------ -------------
Consolidated Statements of Changes in Shareholders' Equity........ F - 5
------------------------------------------------------------------ -------------

------------------------------------------------------------------ -------------
Consolidated Statements of Cash Flows.....................         F - 6
------------------------------------------------------------------ -------------

------------------------------------------------------------------ -------------
Notes to Consolidated Financial Statements........................ F - 7 -
------------------------------------------------------------------ -------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the shareholders and board of directors
Parentech, Inc.

We have audited the accompanying consolidated balance sheet of Parentech, Inc. (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




JEWETT, SCHWARTZ & ASSOCIATES
HOLLYWOOD, Florida,
June 24, 2004

                                 PARENTECH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

Cash and cash equivalents                                                     $           -
Other assets                                                                          4,332
                                                                              --------------
      Total current assets                                                            4,332
                                                                              -------------
Furniture and fixtures, net of accumulated depreciation of  $3,604                      587
Intangibles, net                                                                    658,971
                                                                              -------------
Total assets                                                                  $     663,890
                                                                              =============

LIABIITIES AND SHAREHOLDERS' EQUITY
 Liabilities:

Accounts payable and accrued expenses                                         $     519,254
Notes payable                                                                     1,018,431
Accrued interest payable                                                            107,486
Accrued payroll and related payables                                                100,639
                                                                              -------------
 Total current liabilities                                                        1,745,810
                                                                              -------------

Royalty agreement payable, net of discount                                        1,628,273

Shareholders' deficit:
Series A convertible preferred stock, $.000001 par value: 5,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2003                          -
Series B convertible preferred stock , $.000001 par value: 5,500,000 shares
authorized, 0 shares issued at December 31, 2003                                          -
Common stock, par value $.000001, 100,000,000 shares authorized,
42,401,593 shares issued at Dec 31, 2003.                                            42,403
Additional paid-in-capital                                                        2,369,411
Deficit accumulated during development stage                                     (5,122,007)
                                                                              --------------
 Total Shareholders' deficit                                                     (2,710,193)
                                                                              --------------
 Total liabilities & shareholders' deficit                                    $     663,890
                                                                              ==============

     See accompanying accountants report and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                            February 10, 2000
                                                                    For the Years Ended December 31,         (Inception) to
                                                                   ----------------------------------          December 31,
                                                                        2003                  2002                2003
                                                                   -------------          -----------       -----------------
       Revenues                                                     $     58,393          $      5,494               100,960
                                                                    ------------          ------------          ------------
       Cost of Goods Sold                                                 50,051                    --                50,051
                                                                    ------------          ------------          ------------
       Gross Profit                                                        8,342                 5,494                50,909

       Operating expenses:
           General and administrative                                    346,985               769,348             2,224,389
           Research and development                                       89,792               363,240             1,638,620
           Depreciation and amortization                                 145,164               145,169               507,616
           Impairment loss                                                    --               304,504               304,504
           Gain on extinguishment of debt                               (204,308)              (39,754)             (275,037)
                                                                    ------------          ------------          ------------
       Total operating expenses                                          377,633             1,542,507             4,400,092
                                                                    ------------          ------------          ------------

       Operating loss                                                   (369,291)           (1,537,013)           (4,349,183)
       Other income (expense):
           Loss from misappropriation                                         --                    --              (120,981)
           Amortization of royalty agreement discount                   (137,140)             (137,140)             (548,560)
           Interest expense                                              (68,590)              (32,868)             (147,846)
           Interest and other income                                          81                    72                47,763
                                                                    ------------          ------------          ------------
       Total other expense                                              (205,649)             (169,936)             (769,624)
                                                                    ------------          ------------          ------------
       Net loss before income taxes                                     (574,940)           (1,706,949)           (5,118,807)

       Income taxes                                                          800                   800                 3,200
                                                                    ------------          ------------          ------------
       Net Loss                                                     $   (575,740)         $ (1,707,749)         $ (5,122,007)
                                                                    ============          ============          ============

Net loss per common share -basic and diluted                        $      (0.01)         $      (0.09)
                                                                    ============          ============

Weighted Average Common Shares Outstanding -
 Basic and Diluted                                                    42,134,926            18,162,482
                                                                    ============          ============

     See accompanying accountants report and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT



                    Series A Convertible   Series A 8% Cumulative  Series B Convertible                                Stock
                    Preferred Shares       Convertible             Preferred Shares   Common Stock       Stock         Subscription
                    Shares        Amount   Shares    Amount        Shares     Amount  Shares     Amount  Subscription  Receivable
February 10,
2000 inception
of development
stage                        -       -      -          -          -        -                   -       -           -             -
Issuance of
common stock                 -       -      -          -          -        -           5,321,917       5           -             -
Issuance of
other shares of
common stock                 -       -      -          -          -        -           4,151,594       4           -             -
Preferred stock
subscription                 -       -      -          -          -        -                   -       -     169,052             -
Net loss
                    ---------------------------------------------------------------------------------------------------------------
Balance December
31, 2000                     -       -      -          -          -                    9,473,511       9     169,052             -
Conversion of
notes payable to
Series A
preferred stock      3,440,000        3      -          -          -        -                   -       -           -            -
Issuance of
Series B
preferred stock
for cash                     -        -      -          -  3,991,797        4                   -       -      25,000      (72,510)
Conversion of
notes payable to
common stock                 -        -      -          -          -        -            2,859,510       3
Issuance of
common stock for
cash                         -        -      -          -          -        -              273,373       1           -           -
Issuance of
common stock in
connection with
the merger             256,570        -      -          -          -        -                    -       -           -

Net Loss                     -        -      -          -          -        -                    -       -                       -

                    ---------------------------------------------------------------------------------------------------------------
Balance December
31, 2001             3,440,000        -      -          -  3,991,797        4           12,862,964    $20    $194,052     $(72,510)
Receipt of
subscription
payments                                                                                                                    63,201
Adjustment of
subscription
payments                                                                                                      (25,000)


                                             Deficit
                                             Accumulated
                      Additional Paid        During
                      In Capital             Development
                                             Stage               Total
Balance at
February 10,
2000 inception
of development
stage                        -                      -                  -
Issuance of
common stock                 -                      -                  5
Issuance of
other shares of
common stock                 -                      -                  4
Preferred stock
subscription                 -                      -            169,052
Net loss                                   (1,422,539)         (1,422,539)
                     ----------------------------------------------------
Balance December
31, 2000                     -             (1,422,539)         (1,253,478)
Conversion of
notes payable to
Series A
preferred stock        859,997                      -             860,000
Issuance of
Series B
preferred stock
for cash             1,317,289                      -           1,269,783
Conversion of
notes payable to
common stock                                                            3
Issuance of
common stock for
cash                        26                      -                  27
Issuance of
common stock in
connection with
the merger                   -                      -                   -

Net Loss                     -             (1,415,979)         (1,415,979)
                    -----------------------------------------------------
Balance December
31, 2001            $2,177,312           $ (2,838,518)         $ (539,644)
Receipt of
subscription
payments                                                           63,201
Adjustment of
subscription
payments                25,000                                          -


Issuance of
Series B
Preferred Stock                                                  133,636       -
Issuance of
common stock for
cash
Issuance of
common stock for
services                                                                             691,295          1
Conversion of
preferred shares
upon merger       (3,440,000)                                 (4,125,433)          7,565,433          -
Common stock
issued as a
result of merger                                                                  20,641,901         21
Series A
cumulative
preferred stock
assumed upon
merger                                     252,000        504
Net Loss
                           -

                  ------------------------------------------------------------------------------------------------------------------
Balance December           -           -   252,000        504          -          41,761,593         42     169,052       (9,309)
31, 2002
Conversion of
preferred stock
to common stock                           (252,000)      (504)                        56,700          -
Conversion of
stock
subscription to
common stock                                                                         939,000          1    (169,052)
Adjustment
stock
subscription
receivable                                                                                                                 9,309
Reclassification
of par value
from additional
paid in capital                                                                                  42,360
Issuances of
common stock for
services                                                                             640,000          -
Net Loss
                  ------------------------------------------------------------------------------------------------------------------
Balance December           -           -         -      $   -          -          43,397,293    $42,402    $      -      $      -
31, 2003
                  ==================================================================================================================

Issuance of
Series B
Preferred Stock                                         -
Issuance of
common stock for
cash                       823                        823
Issuance of
common stock for
services                22,811                     22,812
Conversion of
preferred shares
upon merger                                             -
Common stock
issued as a
result of merger          (21)                          -
Series A
cumulative
preferred stock
assumed upon
merger                                                504
Net Loss                         (1,707,749)   (1,707,749)

                  ----------------------------------------
Balance December
31, 2002             2,225,925   (4,546,267)   (2,160,053)
Conversion of
preferred stock
to common stock            504                          -
Conversion of
stock
subscription to
common stock           169,051                          -
Adjustment
stock
subscription
receivable              (9,309)                         -
Reclassification
of par value
from additional
paid in capital        (42,360)                         -
Issuances of
common stock for
services                25,600                     25,600
Net Loss                           (575,740)     (575,740)
                  ----------------------------------------
Balance December    $2,369,411 $ (5,122,007)  $(2,710,193)
31, 2003
                  ========================================


   See accompanying accountants report and notes to the consolidated financial statements

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASHFLOWS


                                                                                                           February 10, 2000
                                                         For the Year Ended         For the year Ended     (Inception) to
                                                         December 31, 2003          December 31, 2002       December 31, 2003
                                                      ------------------------- -------------------------- ---------------------

Cash Flows from Operating Activities:

         Net Income (Loss)                                   $       (575,740)           $    (1,707,749)      $    (5,122,007)
         Adjustments to reconcile net loss to net
             cash used in operating activities:
         Depreciation and amortization                                 145,164                    145,169               507,616
         Impairment loss                                                     -                    304,504               304,504
         Loss on disposal of equipment                                       -                          -                 2,156
         Amortization of discount on royalty                                                                            548,560
         agreement                                                     137,140                    137,140
         Gain on extinguishment of debt                              (204,308)                    (39,754)             (275,037)
         Issuance of stock for services                                 25,600                     22,812               217,464
         Changes in operating assets and
         liabilities:
           (Increase) decrease in:
           Prepaid expenses                                              7,833                     75,000                     -
           Other assets                                                (4,331)                                          (4,331)
           Accounts payable and accrued expenses                        34,502                    358,974               536,410
           Accrued interest payable                                     68,590                                           68,590
           Accrued payroll                                             108,650                    168,253               317,480
                                                               -----------------           ---------------         -----------------
         Net cash from (used) in operating                                                                           (2,898,595)
         activities                                                   (256,900)                  (535,651)
                                                               -----------------           ---------------         -----------------

         Cash Flows from investing activities:
             Purchase of intangibles                                                                                      (81,902)
             Purchase of equipment                                            -                          -                 (7,151)
                                                                              -                          -
                                                               -----------------           ----------------         ----------------
         Net cash used by investing activities                                -                          -                (89,053)
                                                               -----------------           ----------------         ----------------
         Cash Flows from Financing Activities:
           Proceeds from notes payable                                  278,900                    468,990              1,745,390
           Repayment of notes payable                                  (22,000)                                           (91,550)
           Issuance of stock subscription                                                                                (72,510)
           Payment received from stock subscription                                                 63,201                 63,201
           Proceeds from sale of stock                                        -                        824              1,343,117
                                                               -----------------           ---------------         -----------------
           Net cash provided by financing                               256,900                    535,015              2,987,648
             activities
                                                               -----------------           ---------------         -----------------

         Net Increase (Decrease) in Cash and Cash
         Equivalents                                                          -                     (2,636)                      -
         Cash and Cash Equivalents, Beginning                                 -                      2,636                       -

                                                               -----------------            --------------         -----------------
         Cash and Cash Equivalents, Ending                     $              -             $            -         $
                                                               =================            ==============         =================


    See accompanying accountants report and notes to consolidated financial statements.

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

         Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders.

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

Note 2 - Going Concern


         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $5,122,007 through the period ended December 31, 2003, and current liabilities exceeded current assets by $1,741,476 at December 31, 2003.


Having established a strong interest and demand for its first product, the Nature's Cradle Sound and Motion System, management believes Parentech has two hurdles to profitability; quantities of orders and production costs. Up until now, production has been limited to machined parts vs. molded, making the cost of each unit substantially greater than the price they are sold for. In order to overcome this, a distributor/partner had to be identified who would place an order large enough to justify the investment in molds or manufacturing partner had to be identified who was willing to invest in the cost of molds to bring production costs down to a level of profitability.

Since 2002, the Company experienced several false starts with potential distributors and manufacturers, so management made the decision in June of 2003 to cease all operating expenses with the exception of filing requirements until a financially capable partner had entered into a binding commitment. In February of 2004, the Company began discussions with UPMG, (United Premier Medical Group) of Hong Kong who operate VIP Obstetric clinics within existing Chinese hospitals. Under its subsidiary, PME, these clinics have been using the Nature's Cradle on a limited basis since the beginning of 2003. UPMG saw the Nature's Cradle as one more means to differentiate themselves from the majority of obstetrics in China and was interested in entering into a partnership under which they would distribute the product throughout China.

In May of 2004, Parentech signed an MOU with UPMG to set up Parentech China; a Hong Kong based joint venture that would distribute the Nature's Cradle in China. The Company anticipates signing a completed agreement by the end of August, 2004. UPMG introduced Parentech to InnoTech, a Hong Kong based company that manufactures electronic control systems for hospitals. InnoTech will manufacture the Nature's Cradle for worldwide sales. UPMG anticipates delivery of over 4,000 babies in their next fiscal year beginning September 2004. This is a large enough number to justify the investment in production molds by InnoTech, bringing the cost of making a Nature's Cradle unit below its selling price. Although final details remain to be worked out, management believes this relationship will enable the Company to become profitable by the end of 2004.


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

         Estimated amortization expense for the following years for December 31:

         2004                       $147,000
         2005                        147,000
         2006                        147,000
         2007                        147,000

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

Note 5 - Royalty Agreement


         In connection with the acquisition of the patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within 5 years.
         In connection with the acquisition of the Nature's Cradle patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within five years.

Note 6 - Supplemental Disclosures

                                                                                                           February 10, 2000
                                                        For the Year Ended       For the year Ended     (Inception) to December
                                                        December 31, 2003         December 31, 2002             31, 2003
                                                     ------------------------- ------------------------ -------------------------
Interest Paid                                                $        0                  $    1,430           $    1,430
Income taxes paid                                                   800                         800                3,200

Non-cash transactions:
Issuance of Series A for notes payable                                -                           -              860,000
Issuance of common stock for notes payable                            -                           -                    3
Assumption of discounted  royalties payments
which totaled $1,714,250
                                                                      -                           -            1,080,268
Reclassification of accounts payable to
notes payable                                                    88,038                           -               88,038
Reclassification of accrued payroll to notes
payable                                                         204,503                           -              204,503
Conversion of stock subscription to common
stock                                                           169,052                           -              169,052
Conversion of preferred stock to common stock                       504                           -                  504
Adjustment to subscription receivable and
common stock subscribed                                           9,309
                                                                                                                   9,309
Reclassification of par value of common
stock  from additional paid in capital                           42,360                           -               42,360
Issuance of common stock subscription                                 -                      25,000               25,000
Issuance of common stock for services                            25,600                      22,812              217,464


Note 7 - Property and Equipment

         Property and equipment are valued at cost, less accumulated depreciation as follows:

                                               At December 31,
                                                    2003
                                              ----------------
Equipment                                     $        4,191
Less: Accumulated depreciation                $        3,604
                                              ----------------
Property and equipment, net                   $          587
                                              ----------------



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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

                                                                      2003
                                                                 ------------

               Net operating loss carryforward                    $ 2,000,000
               Valuation allowance for deferred tax assets.        (2,000,000)
                                                                  ------------

                  Net deferred tax assets                         $         -
                                                                  ============


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



         As of December 31, 2003, Richard Propper M.D. had loaned the Company $513,000 under the revolving line of credit. Dr. Propper, (as all other note holders), has agreed to convert his note into unregistered shares of common stock at the completion of the merger with Source Atlantic, Inc. and requisite reverse stock split.

         The Company borrowed $75,000 to loan to Premier Classic Art, as part of the terms when it entered into the original MOU to merge in 2001. In February of 2002, Premier agreed to issue unregistered stock to the holders of those notes as risk enhancement, based on its likely inability to repay the $75,000 should the merger not be compensated. The note holders then agreed to forgive their notes, should the merger not occur by September 1, 2002, which was the result.

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

         On May 28, 2003, the Company issued 640,000 shares of common stock to an unrelated third party as compensation for marketing and consulting services relating to the Japanese market. The value of the services received was estimated to be $25,600 based on management's estimate of the fair market value of the shares issued. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.


         640,000 shares were issued in May of 2003 for work to be done introducing and facilitating relationships with hospitals and healthcare institutions in Spain. It was agreed that the work would be worth approximately $25,600 upon completion and unregistered shares were issued based on a share price of $.25/share. The work was not completed and the Company is in the process of having those shares returned.

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

         Under the terms of the merger with Premier Classic Acquisition Corporation, each Parentech option was converted into 1.5 options for Premier Classic Acquisition Corporation stock. As a result, the total options that can be awarded were increased to 3,000,000. As of December 31, 2003, the Company had issued and outstanding 1,775,000 options. None of the issued and outstanding options have been exercised.

         A summary of the options in Parentech, Inc. issued to employees and consultants at December 31, 2003 is presented below:

                                                                                                 Weighted Average
                                                                     Number of Options            Exercise Price
                                                                   -----------------------    -------------------
         Stock Options
         -------------
         Balance at January 1, 2003                                       2,000,000            $           0.03
         Granted                                                                  -            $              -
         Exercised                                                                -            $              -
         Forfeited                                                        1,225,000            $           0.03
                                                                   ----------------            ------------------

         Balance at December 31, 2003                                      775,000             $           0.03
                                                                   ================            ==================

         Options exercisable at December 31, 2003                          542,882             $           0.03
                                                                   ----------------            ------------------
         Weighted average fair value of options granted during                                 $           0.00
           the period
                                                                                               ==================

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:

                               Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------------    -----------------------------------------
                                                    Weighted
                                                    Average            Weighted
        Range of                                    Remaining           Average             Number               Weighted
        Exercise       Number Outstanding          Contractual         Exercise          Exercisable at           Average
         Price         at December 31, 2003           Life              Price          December 31, 2003        Exercise Price
      -------------    ---------------------     ---------------     -------------    ----------------------    ---------------
      $       0.03                  775,000         7.62 years       $        0.03                   542,882    $          0.03
                       ---------------------

                       =====================                         =============    ======================    ===============
                                    775,000                          $        0.03                   542,882    $          0.03
                       =====================                         =============    ======================    ===============

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated: (Joe Please look at this)

(a)      Exhibits


3.1      Company's Amended and Restated Articles of Incorporation (1)
3.2      Company's Revised Amended and Restated Bylaws (1)
4.3      Specimen of Common Stock Certificate.(1)
14       Code of Ethics (3)

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act.    (3)

31.2     Certification of Principal Financial and Accounting Officer Pursuant
            to Section 302 of the Sarbanes-Oxley Act.   (3)

32.1   Certification of Chief Executive Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act.  (3)

32.2   Certification of Chief Accounting Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act.    (3)



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



                                                                Parentech, Inc.

                                                            By /s/ Scott Landow
                                                  -----------------------------
                                                        Chief Executive Officer


                                                            Date: June 24, 2004



                                                                Parentech, Inc.

                                                            By /s/ Scott Landow
                                                  -----------------------------
                                                      Chief Accounting  Officer