Form 10KSB/A
period 2003-12-31
PARENTECH INC
filed 2004-07-20
CIK 1095606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                               AMENDMENT NUMBER 2


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

                        Common Stock, $0.00001 par value
          -----------------------------------------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No [   ]

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

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):
 [  ] Yes    [X] No

                                PARENTECH, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                                         PAGE

                                     PART I

Item 1.       Description of the Business...............................................................    1
Item 2.       Description of the Property...............................................................   11
Item 3.       Legal Proceedings.........................................................................   11
Item 4.       Submission of Matters to Vote of Security Holders.........................................   12

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..................................   13
Item 6.       Management's Discussion and Analysis......................................................   14
Item 7.       Financial Statements......................................................................   18
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons..............................    19
Item 10.      Executive Compensation....................................................................    21
Item 11.      Security Ownership of Certain Beneficial Owners and Management............................    23
Item 12.      Certain Relationships and Related Transactions............................................    24

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K..........................................................    26
Item 14.      Principal Accountant Fees and Services....................................................    27

Signatures .............................................................................................    28


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


OVERVIEW OF PARENTECH'S BUSINESS AND OPERATIONS

Parentech was organized under the laws of Delaware in February 2000. Parentech's principal business is designing, developing and marketing products that enhance the development and well-being of infants. Parentech's first product, the Nature's Cradle(TM) Sound and Motion System, or Nature's Cradle, is an infant environmental transition system that eases the stress experienced by infants in the post partum period by simulating certain aspects of the pre-birth environment. Parentech believes that Nature's Cradle markedly enhances the development and well-being of newborns as shown in extensive clinical trials.

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

Parentech uses the trademark Nature's Cradle Sound and Motion Sleep System(TM) for its main product and uses numerous unregistered or pending trademarks for other areas of its business.

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


The Company will continue to pursue additional sources of capital in 2004. The Company has restricted the activity of the Company and has attempted to conserve cash resources through the use of common stock to fund operating activities. No assurance can be given that such an attempt will be successful. In the event Parentech does not raise additional capital, the Company will be unable to promote its products, which, in turn, will have a material adverse effect on the Company's business, operating results, financial condition and prospects. Our accountants have raised concerns regarding our ability to continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,122,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $1,741,000 at December 31, 2003. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

On a long term basis, the Company believes that the joint venture with UPMG to set up Parentech China; a Hong Kong based joint venture that would distribute the Nature's Cradle in China, will result in long term revenues to the Company that will provide the capital to make the Company profitable by the end of 2004 and in ongoing years.


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

Name                      Age                 Position
----------------------   -----  -----------------------------------------------------------------------------
Scott D. Landow.......     48   President, Chief Executive Officer, Chief Accounting Officer, Chairman of the
                                Board of Directors

Charles R. Smith......     57   Director


Scott D. Landow, Chairman of the Board, President and Treasurer. Mr. Landow has served as President, Treasurer and director of the Company since November 6, 2002, the effective date of the Merger. He assumed the position of Chairman of the Board of Directors effective December 20, 2002. Mr. Landow had served as President and as a director of Parentech from September 30, 2000 until January 17, 2003, the date on which Parentech merged with and into the Company. Scott D. Landow, Chairman of the Board, President, Chief Executive Officer and Chief Accounting Officer. Mr. Landow has served as President, Chief Accounting Officer and director of the Company since November 6, 2002, the effective date of the Merger. He assumed the position of Chairman of the Board of Directors effective December 20, 2002. Mr. Landow had served as President and as a director of Parentech from September 30, 2000 until January 17, 2003, the date on which Parentech merged with and into the Company. Mr. Landow resigned his position effective May 31, 2003 and was reinstated on November 1, 2003. His term as a director of the Company is through the next annual meeting of the Company's shareholders, when directors will be elected. Prior to joining Parentech in September 2000, in 2000, 1999 and 1998, Mr. Landow operated Beyond Conception, Inc., a Texas-based specialty retail chain of 16 high-end newborn and infant stores founded by Mr. Landow. .

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


                                   RESTRICTED

                                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                            -----------------------------------     --------------------------------------------
                                                                            AWARDS            PAYOUTS
                                                                    -----------------------   -------
   NAME                                                                          SECURITIES
   AND                                                                             UNDER-             ALL OTHER
PRINCIPAL      YEAR                                OTHER ANNUAL     RESTRICTED     LYING               COMPEN-
 POSITION                    SALARY        BONUS   COMPENSATION       STOCK       OPTIONS/    LTIP     SATION
                               ($)          ($)         ($)          AWARDS(S)      SARS     PAYOUTS     ($)
                                                                        ($)          (#)       ($)
  (a)           (b)            (c)          (d)        (e)              (f)          (g)       (h)       (i)
-----------------------------------------------------------------------------------------------------------------
CEO,           2003           87,500         0          0                0            0         0         0
SCOTT          2002          120,000         0          0                0            0         0         0
Landow         2001           60,000         0          0                0            0         0         0

(1) Approximately $87,500 for 2003 and $112,500 for 2002 in salary to Mr. Landow remains accrued but unpaid.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                          NUMBER OF SECURITIES
                                                               UNDERLYING       VALUE OF UNEXERCISED
                                                              UNEXERCISED           IN-THE-MONEY
                                                            OPTIONS/SARS AT        OPTIONS/SARS AT
                                                               FY-END (#)            FY-END ($)
                SHARES ACQUIRED ON       VALUE REALIZED      EXERCISABLE/          EXERCISABLE/
     NAME          EXERCISE (#)               ($)           UNEXERCISABLE          UNEXERCISABLE
------------------------------------------------------------------------------------------------------
Scott Landow
CEO                    0                        0                  0                     0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of June 18, 2004 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable);
(3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                                        Percentage of
                                                              Nature of                                 Shares
                                                              Beneficial       Number of Shares         Beneficially
Directors and Officers (1)                                    Ownership        Beneficially Owned       Owned(1)
------------------------------------------------------        ----------      ------------------        ---------------

Scott D. Landow
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075  ..........................          Direct               1,616,700                 3.73%

Richard D. Propper, MD
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, California  92075....................          Direct               2,741,472                 6.32%

Charles Smith
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA 92075.............................          Direct                 189,844                0.004%

Acorn Technology Fund (2)
777 South Highway 101, Suite 215
Solana Beach, CA  92075............................          Direct               5,460,000                12.58%

Penny Lane Partners (3)
777 South Highway 101, Suite 215
Solana Beach, CA  92075............................          Direct               2,789,265                 6.43%

Total Directors and Executive Officers
 as a group........................................          Direct               1,616,700                 3.73%

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of June 18, 2004 in the amount of 43,397,293. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 18, 2004 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.


(2) Acorn Technology Fund is controlled by Richard Moser.

(3) Penny Lane Partners is controlled by Steve Schafer


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

Equity compensation plans
not yet approved by                         N/A                              N/A                             N/A
security holders

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Parentech, prior to the Merger with Premier Classic Art, Inc. entered into a consulting agreement with Chardan Ventures, LLC. Among the principals of Chardan Ventures is Richard D. Propper, MD, who also served as a member of the board of the Company from November 6, 2002 until December 20, 2002, and as a member of the board of Parentech from its inception until December 20, 2002. Another of Chardan's principals is Daniel P. Beharry, who served as director of and Secretary to the Company until December 20, 2002. Under that agreement, the Company is obligated to pay Chardan Ventures a fixed monthly sum in exchange for Chardan's performing consulting services. The agreement is terminable by either party upon thirty (30) days' notice. The Company paid Chardan Ventures $121,467 under the agreement during the year ended December 31, 2001 and $0 during the year ended December 31, 2002.

Parentech discontinued its consulting relationship with Chardan Ventures at the end of December, 31, 2002. On March 29, 2004 Chardan Ventures agreed to convert its receivables into 1,007,606 shares of unregistered Parentech common stock.

Parentech entered into a month-to-month lease, on June 1, 2001 for office space in Solana Beach, California, with Chardan Ventures a related party. Rent expense for this facility was $3,000 per month. The lease was cancelled effective December 31, 2002 and no rent was paid until May 15, 2004 when Parentech entered into a lease directly with the landlord.


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


In December 2001 Dr. Propper loaned to Parentech a portion of the refundable transaction fee ($37,500 ) that was paid to Premier upon the signing of the memorandum of understanding outlining the terms of the proposed merger between Premier and Parentech. On March 1, 2002, all parties concerned agreed that the transaction fee would be made non-refundable, specifically 100% plus consideration for an additional $70,000 anticipated to be expended. In exchange for those agreements, the Company issued 495,608 shares of its common stock and 186,000 shares of Premier preferred stock to persons designated by Dr. Propper to receive them, including Daniel P. Beharry, who at the time was Secretary and a director of Parentech, and Scott D. Landow, who at the time was President and a director of Parentech. In August 2002, Premier entered into an agreement with certain of its creditors pursuant to which those creditors would release all but $1.00 of their respective claims against Premier in exchange for the pro rata transfer to them of all of the stock of the Company's wholly owned subsidiary, Cool Classics, Inc. Creditors of the Company who participated in that transaction included Charles F. Trapp, who was President, Chief Executive Officer and a director of Premier at the time. On October 30, 2002 Premier Classic Art, Inc. settled the litigation filed October 22, 2002 by a group of secured creditors which included a director of Parentech, for non-payment of past due notes and interest. Premier resolved the litigation by releasing the stock of its subsidiary, Cool Classic Incorporated to the secured creditors. The stock of Cool Classic Incorporated represented a portion of the collateral securing the notes. The note holders were due $1,142,287.00 plus accrued interest and Cool Classic Incorporated had additional liabilities of approximately $786,000. The settlement will result in Premier reporting a gain of approximately $1,928,000.

Giltner Stevens, a director of Premier until July 2, 2002, had outstanding loans to Premier. Periodically Mr. Stevens would roll over the promissory notes issued to him in connection with those loans, with accrued interest being added to the principal amount of the new term loan.

On September 3, 1999, the Premier issued a $775,000 principle 10 1/2% convertible note due September 3, 2000 (the "Note") to Gil Stevens. On September 3, 2000 the note was reduced by $400,000. The balance of the $375,000, plus accrued interest was never paid and subsequently dealt with when Premier exchanged the stock of Cool Classic to secured creditors.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated: (Joe Please look at this)

(a)    Exhibits

3.1    Company's Amended and Restated Articles of Incorporation (1)

3.2    Company's Revised Amended and Restated Bylaws (1)

4.3    Specimen of Common Stock Certificate. (1)

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



                                                    Parentech, Inc.

                                                By /s/ Scott Landow
                                    -------------------------------
                                            Chief Executive Officer


                                                Date: July 16, 2004




                                                    Parentech, Inc.

                                                By /s/ Scott Landow
                                    -------------------------------
                                           Chief Accounting Officer

                              FINANCIAL STATEMENTS

                                 Parentech, Inc.

                          (A Development Stage Company)


Table of Contents


------------------------------------------------------------------- -----------
Report of Independent Certified Public Accountants................. F - 2
------------------------------------------------------------------- -----------

------------------------------------------------------------------- -----------
Consolidated Balance Sheet as of December 31, 2003................. F - 3
------------------------------------------------------------------- -----------

------------------------------------------------------------------- -----------
Consolidated Statements of Operations..................             F - 4
------------------------------------------------------------------- -----------

------------------------------------------------------------------- -----------
Consolidated Statements of Changes in Shareholders' Deficit........ F - 5
------------------------------------------------------------------- -----------

------------------------------------------------------------------- -----------
Consolidated Statements of Cash Flows.....................          F - 6
------------------------------------------------------------------- -----------

------------------------------------------------------------------- -----------
Notes to Consolidated Financial Statements......................... F - 7 - 17
------------------------------------------------------------------- -----------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the shareholders and board of directors
Parentech, Inc.


We have audited the accompanying consolidated balance sheet of Parentech, Inc. (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002 and the period from February 10, 2000 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parentech, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years then ended December 31, 2003 and 2002 and the period February 10, 2000 through December 31, 2003 in conformity with accounting principles generally accepted in the United States.


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


JEWETT, SCHWARTZ & ASSOCIATES
HOLLYWOOD, Florida,
March 29, 2004

                                 PARENTECH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

Cash and cash equivalents                                                         $                         -
Other assets                                                                                            4,332
                                                                                  ----------------------------
      Total current assets                                                                              4,332
                                                                                  ----------------------------
Furniture and fixtures, net of accumulated depreciation of  $3,604                                        587
Intangibles, net                                                                                      658,971
                                                                                  ----------------------------
Total assets                                                                      $                   663,890
                                                                                  ============================

LIABIITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:

Accounts payable and accrued expenses                                             $                   519,254
Notes payable                                                                                       1,018,431
Accrued interest payable                                                                              107,486
Accrued payroll and related payables                                                                  100,639
                                                                                  ----------------------------
 Total current liabilities                                                                          1,745,810
                                                                                  ----------------------------

Royalty agreement payable, net of discount                                                          1,628,273

Shareholders' deficit:
Series A convertible preferred stock, $.000001 par value: 5,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2003                                            -
Series B convertible preferred stock, $.000001 par value: 5,500,000 shares
authorized, 0 shares issued at December 31, 2003                                                            -
Common stock, par value $.001, 100,000,000 shares authorized, 43,397,293 shares
issued at Dec 31, 2003.                                                                                43,397

Additional paid-in-capital                                                                          2,368,417

Deficit accumulated during development stage                                                       (5,122,007)
                                                                                  ----------------------------
 Total Shareholders' deficit                                                                       (2,710,193)

                                                                                  ----------------------------
 Total liabilities & shareholders' deficit                                        $                   663,890
                                                                                  ============================

     See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                       For the Years Ended December 31,         February 10, 2000
                                                                                                                 (Inception) to
                                                                           2003                  2002           December 31, 2003
                                                                  ----------------------- -------------------- --------------------
       Revenues                                                             $     58,393         $      5,494              100,960
                                                                  ----------------------- -------------------- --------------------
       Cost of Goods Sold                                                         50,051                    -               50,051
                                                                  ----------------------- -------------------- --------------------
       Gross Profit                                                                8,342                5,494               50,909

       Operating expenses:
           General and administrative                                            346,985              769,348            2,224,389
           Research and development                                               89,792              363,240            1,638,620
           Depreciation and amortization                                         145,164              145,169              507,616
           Impairment loss                                                             -              304,504              304,504
           Gain on extinguishment of debt                                       (204,308)             (39,754)            (275,037)
                                                                  ----------------------- -------------------- --------------------
       Total operating expenses                                                  377,633            1,542,507            4,400,092
                                                                  ----------------------- -------------------- --------------------

       Operating loss                                                           (369,291)          (1,537,013)          (4,349,183)
       Other income (expense):
           Loss from misappropriation                                                  -                    -             (120,981)
           Amortization of royalty agreement discount                           (137,140)            (137,140)            (548,560)
           Interest expense                                                      (68,590)             (32,868)            (147,846)
           Interest and other income                                                  81                   72               47,763
                                                                  ----------------------- -------------------- --------------------
       Total other expense                                                      (205,649)            (169,936)            (769,624)
                                                                  ----------------------- -------------------- --------------------
       Net loss before income taxes                                             (574,940)          (1,706,949)          (5,118,807)

       Income taxes                                                                  800                  800                3,200
                                                                  ----------------------- -------------------- --------------------
       Net Loss                                                             $   (575,740)        $ (1,707,749)       $  (5,122,007)
                                                                  ======================= ==================== ====================


Net loss per common share -basic and diluted                                $      (0.01)        $      (0.09)
                                                                  ======================= ====================

Weighted Average Common Shares Outstanding -
 Basic and Diluted                                                            43,107,001           18,162,482
                                                                  ======================= ====================

      See accompanying report of certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT



                     Series A   Convertible Series A 8%             Series B Convertible                                Stock
                     Preferred  Shares      Convertible Cumulative  Preferred Shares   Common Stock       Stock         Subscription
                     Shares     Amount      Shares      Amount      Shares     Amount  Shares     Amount  Subscription  Receivable
Balance at
February 10,
2000 inception
of development
stage                      -       -      -          -          -        -                   -       -           -             -
Issuance of
common stock               -       -      -          -          -        -           5,321,917       5           -             -
Issuance of
other shares of
common stock               -       -      -          -          -        -           4,151,594       4           -             -
Preferred stock
subscription               -       -      -          -          -        -                   -       -     169,052             -
Net loss
                  ---------------------------------------------------------------------------------------------------------------
Balance December
31, 2000                   -       -      -          -          -                    9,473,511       9     169,052             -
Conversion of
notes payable to
Series A
preferred stock    3,440,000       -      -          -          -        -                   -       3           -            -
Issuance of
Series B
preferred stock
for cash                   -       -      -          -  3,991,797        -                   -       4      25,000      (72,510)
Conversion of
notes payable to
common stock               -       -      -          -          -        -            2,859,510       3
Issuance of
common stock for
cash                       -       -      -          -          -        -              273,373       1           -           -
Issuance of
common stock in
connection with
the merger                 -       -      -          -          -        -              256,570       -           -           -

Net Loss                   -       -      -          -          -        -                    -       -                       -

                  ---------------------------------------------------------------------------------------------------------------
Balance December
31, 2001           3,440,000        -      -          -  3,991,797       -           12,862,964     $20    $194,052     $(72,510)
Receipt of
subscription
payments                                                                                                                  63,201
Adjustment of
subscription
payments                                                                                                    (25,000)


                                             Deficit
                                             Accumulated
                      Additional Paid        During
                      In Capital             Development
                                             Stage               Total
Balance at
February 10,
2000 inception
of development
stage                        -                      -                   -
Issuance of
common stock                 -                      -                   5
Issuance of
other shares of
common stock                 -                      -                   4
Preferred stock
subscription                 -                      -             169,052
Net loss                                   (1,422,539)         (1,422,539)
                     ----------------------------------------------------
Balance December
31, 2000                     -             (1,422,539)         (1,253,478)
Conversion of
notes payable to
Series A
preferred stock        859,997                      -             860,000
Issuance of
Series B
preferred stock
for cash             1,317,289                      -           1,269,783
Conversion of
notes payable to
common stock                                                            3
Issuance of
common stock for
cash                        26                      -                  27
Issuance of
common stock in
connection with
the merger                   -                      -                   -

Net Loss                     -             (1,415,979)         (1,415,979)
                    -----------------------------------------------------
Balance December
31, 2001            $2,177,312           $ (2,838,518)         $ (539,644)
Receipt of
subscription
payments                                                           63,201
Adjustment of
subscription
payments                25,000                                          -


Issuance of
Series B
Preferred Stock                                                  133,636       -
Issuance of
common stock for
cash
Issuance of
common stock for
services                                                                             691,295          1
Conversion of
preferred shares
upon merger       (3,440,000)                                 (4,125,433)          7,565,433          -
Common stock
issued as a
result of merger                                                                  20,641,901         21
Series A
cumulative
preferred stock
assumed upon
merger                                     252,000        504
Net Loss
                           -

                  ------------------------------------------------------------------------------------------------------------------
Balance December           -           -   252,000        504          -          41,761,593         42     169,052       (9,309)
31, 2002
Conversion of
preferred stock
to common stock                           (252,000)      (504)                        56,700         56
Conversion of
stock
subscription to
common stock                                                                         939,000        939    (169,052)
Adjustment
stock
subscription
receivable                                                                                                                 9,309
Reclassification
of par value
from additional
paid in capital                                                                                  41,720
Issuances of
common stock for
services                                                                             640,000        640
Net Loss
                  ------------------------------------------------------------------------------------------------------------------
Balance December           -           -         -      $   -          -          43,397,293    $43,397    $      -      $      -
31, 2003
                  ==================================================================================================================

Issuance of
Series B
Preferred Stock                                         -
Issuance of
common stock for
cash                       823                        823
Issuance of
common stock for
services                22,811                     22,812
Conversion of
preferred shares
upon merger                                             -
Common stock
issued as a
result of merger          (21)                          -
Series A
cumulative
preferred stock
assumed upon
merger                                                504
Net Loss                         (1,707,749)   (1,707,749)

                  ----------------------------------------
Balance December
31, 2002             2,225,925   (4,546,267)   (2,160,053)
Conversion of
preferred stock
to common stock            448                         -
Conversion of
stock
subscription to
common stock           168,113                         -
Adjustment
stock
subscription
receivable              (9,309)                        -
Reclassification
of par value
from additional
paid in capital        (41,720)                        -
Issuances of
common stock for
services                24,960                     25,600
Net Loss                           (575,740)     (575,740)
                  ----------------------------------------
Balance December    $2,368,417 $ (5,122,007)  $(2,710,193)
31, 2003
                  ========================================

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

         Net  (Loss)                                         $        (575,740)          $     (1,707,749)     $     (5,122,007)
         Adjustments to reconcile net loss to net
             cash used in operating activities:
         Depreciation and amortization                                 145,164                    145,169               507,616
         Impairment loss                                                     -                    304,504               304,504
         Loss on disposal of equipment                                       -                          -                 2,156
         Amortization of discount on royalty agreement                 137,140                    137,140               548,560
         Gain on extinguishment of debt                               (204,308)                   (39,754)             (275,037)
         Issuance of stock for services                                 25,600                     22,811               217,464
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Prepaid expenses                                              7,833                     75,000                     -
           Other assets                                                 (4,331)                                          (4,331)
           Accounts payable and accrued expenses                        34,502                    358,974               536,410
           Accrued interest payable                                     68,590                                           68,590
           Accrued payroll                                             108,650                    168,254               317,480
                                                      ------------------------- -------------------------- ---------------------
         Net cash from (used) in operating activities                 (256,900)                  (535,651)          (2,898,595)
                                                      ------------------------- -------------------------- ---------------------

         Cash Flows from Investing Activities:
             Purchase of intangibles                                         -                          -               (81,902)
             Purchase of equipment                                           -                          -                (7,151)

                                                      ------------------------- -------------------------- ---------------------
         Net cash used by investing activities                               -                          -               (89,053)
                                                      ------------------------- -------------------------- ---------------------

         Cash Flows from Financing Activities:
           Proceeds from notes payable                                 278,900                    468,990             1,745,390
           Repayment of notes payable                                  (22,000)                         -               (91,550)
           Issuance of stock subscription                                    -                          -               (72,510)
           Payment received from stock subscription                          -                     63,201                63,201
           Proceeds from sale of stock                                       -                        824             1,343,117
                                                      ------------------------- -------------------------- ---------------------
            Net cash provided by financing activities                  256,900                    535,015             2,987,648
                                                      ------------------------- -------------------------- ---------------------

         Net Increase (Decrease) in Cash and Cash
         Equivalents                                                         -                    (2,636)                     -
         Cash and Cash Equivalents, Beginning                                -                      2,636                     -

                                                      ------------------------- -------------------------- ---------------------
         Cash and Cash Equivalents, Ending                   $               -           $              -      $              -
                                                      ========================= ========================== =====================

     See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                        Notes to the Financial Statements
         For the year period from February 10, 2000 (inception) through
                               December 31, 2003


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

         Revenue Recognition -Revenue from product sales and demonstration units is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

         Intangible Assets - Intangible assets, primarily patents, are amortized on a straight-line basis over the estimated useful life of the asset (See Note 4). Intangible assets are reviewed on an annual basis for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

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

         In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The Company does not have any unconsolidated interests in any entities as of December 31, 2003.

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

Note 5 - Royalty Agreement


         In connection with the acquisition of the patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within five years. THERE IS NO SET REPAYMENT SCHEDULE AND WE ARE NOT OBLIGATED TO REPAY THIS ROYALTY LIABILITY THERE IS NO SET REPAYMENT SCHEDULE AND WE ARE NOT OBLIGATED TO REPAY THIS ROYALTY LIABILITY IN THE ABSENCE OF SALES OF NATURE'S CRADLE PRODUCTS.

Note 6 - Supplemental Disclosures

                                                                                                           February 10, 2000
                                                        For the Year Ended       For the year Ended     (Inception) to December
                                                        December 31, 2003         December 31, 2002             31, 2003
                                                     ------------------------- ------------------------ -------------------------
      Interest Paid                                               $         -             $      1,430               $     1,430
      Income taxes paid                                                   800                      800                     3,200

      Non-cash transactions:
      Issuance of Series A for notes payable                                -                        -                   860,000
      Issuance of common stock for notes payable                            -                        -                         3
      Assumption of discounted royalties payments
      which totaled $1,714,250                                              -                        -                 1,080,268
      Reclassification of accounts payable to
      notes payable                                                    88,038                        -                    88,038
      Reclassification of accrued payroll to notes
      payable                                                         204,503                        -                   204,503
      Conversion of stock subscription to common
      stock                                                           169,052                        -                   169,052
      Conversion of preferred stock to common stock                       504                        -                       504
      Adjustment to subscription receivable and
      common stock subscribed                                           9,309                                              9,309
      Reclassification of par value of common
      stock  from additional paid in capital                           42,360                        -                    42,360
      Issuance of common stock subscription                                 -                   25,000                    25,000
      Issuance of common stock for services                            25,600                   22,812                   217,464


Note 7 - Property and Equipment

         Property and equipment are valued at cost, less accumulated depreciation as follows:

                                               At December 31,
                                                    2003
                                              ------------------
Equipment                                                $4,191
Less: Accumulated depreciation                           $3,604
                                              ------------------
Property and equipment, net                                $587
                                              ------------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

                                                                     2003
                                                        -----------------------

   Net operating loss carryforward                               $  2,000,000
   Valuation allowance for deferred tax assets.                    (2,000,000)
                                                        -----------------------

                  Net deferred tax assets                        $          -
                                                        =======================


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


         On May 28, 2003, the Company issued 640,000 shares of common stock to an unrelated third party as compensation for marketing and consulting services relating to the Spain market. The value of the services received was estimated to be $25,600 based on management's estimate of the fair market value of the shares issued, based on a share price of $.25/share. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

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

         A summary of the options in Parentech, Inc. issued to employees and consultants at December 31, 2003 is presented below:

                                                                                                Weighted Average
                                                                     Number of Options           Exercise Price
                                                                   -----------------------    ----------------------
         Stock Options

         Balance at January 1, 2003                                             3,000,000     $         0.03
         Granted                                                                        -     $            -
         Exercised                                                                      -     $            -
         Forfeited                                                              1,837,500     $         0.03
                                                                   -----------------------    ----------------------
         Balance at December 31, 2003                                           1,162,500     $         0.03
                                                                   =======================    ======================

         Options exercisable at December 31, 2003                                 814,324     $         0.03
                                                                   -----------------------    ----------------------
         Weighted average fair value of options granted during
           the period                                                                         $         0.00
                                                                                              ======================

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:

                               Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------------    -----------------------------------------
                                                    Weighted
                                                    Average            Weighted
        Range of                                   Remaining           Average               Number                Weighted
        Exercise        Number Outstanding        Contractual          Exercise          Exercisable at            Average
         Price         at December 31, 2003           Life              Price           December 31, 2003       Exercise Price
      -------------    --------------------      ---------------     -------------    ---------------------     ---------------
   $          0.03                1,162,500        7.62 years        $       0.03                   814,324     $          0.03
                       --------------------                          ------------     ---------------------     ---------------

                       ====================                          ============     =====================     ===============
                                  1,162,500                          $       0.03                   814,324     $          0.03
                       ====================                          ============     =====================     ===============

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