Form 10QSB
period 2004-06-30
PARENTECH INC
filed 2004-08-16
CIK 1095606

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2004

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to___________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of Common Stock, par value $0.00001, outstanding of as of August 2, 2004 was 44,404,899.

                                 PARENTECH, INC.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at June 30, 2004, June 30, 2003 and December 31, 2003

         Consolidated condensed statements of operations for the three and six months ended June 30, 2004 and 2003

         Consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2003

         Notes to consolidated condensed financial statements for the six months ended June 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.  Controls and Procedures


PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                JUNE 30,           DECEMBER 31,
ASSETS                                                                           2004                  2003
                                                                          ------------------    --------------------

Cash and cash equivalents                                                 $          23,976     $                 -

Loan receivable - related party                                                     153,042                       -
Other assets                                                                          9,240                   4,332
                                                                          ------------------    --------------------
         Total current assets                                                       186,258                   4,332
                                                                          ------------------    --------------------
Furniture and fixtures, net of accumulated depreciation of
$4,191 and $3,604                                                                         -                     587
Intangibles, net                                                                    587,085                 658,971
Other assets                                                                         16,500                       0
                                                                          ------------------    --------------------
Total assets                                                              $         789,843     $           663,890
                                                                          ==================    ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:
 Accounts payable and accrued expenses                                    $         321,002     $           519,254
 Notes payable - principally related parties                                      1,399,561               1,018,431
 Accrued interest payable - principally related parties                             155,600                 107,486
 Accrued payroll and related payables                                                83,121                 100,639
                                                                          ------------------    --------------------
         Total current liabilities                                                1,959,284               1,745,810
                                                                          ------------------    --------------------

Royalty agreement payable, net of discount                                        1,696,843               1,628,273

Shareholders' deficit:

Series A convertible preferred stock, $.000001 par value:
5,000,000 shares authorized, 0 shares issued and outstanding                              -                       -
Series A cumulative convertible preferred stock, $.002 par value 8%
cumulative, 10,000,000 shares authorized, 0 shares
issued and outstanding                                                                    -                       -
Series B convertible preferred stock, $.000001 par value:
5,500,000 shares authorized, 0 shares issued                                              -                       -
Common stock, par value $.001, 100,000,000 shares
authorized, 43,397,293 shares issued at June 30, 2004                                44,405                  43,397
Additional paid-in-capital                                                        2,528,909               2,368,417

Deficit accumulated during development stage                                    (5,439,598)             (5,122,007)
                                                                          ------------------    --------------------
 Total shareholders' deficit                                                    (2,866,284)
                                                                                                        (2,710,193)

                                                                          ------------------    --------------------
 Total liabilities & shareholders' deficit                                $         789,843     $           663,890
                                                                          ==================    ====================

                 See accompanying notes to financial statements.

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          For the Three Months Ended
                                                                                    June 30,
                                                                           2004                2003
                                                                           ----                ----

       Revenues                                                      $             -      $           -
                                                                     ----------------     --------------
       Cost of Goods Sold                                                          -                  -
                                                                     ----------------     --------------
       Gross Profit                                                                -                  -

       Operating expenses:

           General and administrative                                         60,889            109,138
           Research and development                                            7,602             37,505
           Depreciation and amortization                                      36,182             36,291
                                                                     ----------------     --------------
       Total operating expenses                                              104,673            182,934
                                                                     ----------------     --------------

       Operating loss                                                      (104,673)          (182,934)

       Other income (expense):
           Amortization of royalty agreement discount                       (34,285)           (34,285)
           Interest expense                                                 (26,895)           (14,332)
           Interest and other income                                           3,232                360
                                                                     ----------------     --------------
       Total other expense                                                  (57,948)           (48,257)

                                                                     ----------------     --------------
       Net loss before income taxes                                        (162,621)          (231,191)

       Income taxes                                                                -                800

                                                                     ----------------     --------------
       Net Loss                                                      $     (162,621)      $   (231,991)
                                                                     ================     ==============

Net loss per common share -
basic and diluted                                                    $        (0.00)      $      (0.01)
                                                                     ================     ==============

Weighted Average Common Shares Outstanding - Basic and Diluted            43,733,162         41,761,593
                                                                     ================     ==============


                 See accompanying notes to financial statements.

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          For the Six Months Ended
                                                                                  June 30,                   February 10, 2000
                                                                     -----------------------------------       (Inception) to
                                                                          2004                2003             June 30, 2004
                                                                     ----------------     --------------    --------------------

       Revenues                                                      $             -      $       6,650     $           100,960
                                                                     ----------------     --------------    --------------------
       Cost of Goods Sold                                                          -                  -                  50,051
                                                                     ----------------     --------------    --------------------
       Gross Profit                                                                -              6,650                  50,909

       Operating expenses:
           General and administrative                                        117,033            214,956               2,341,774
           Research and development                                           14,632             67,505               1,653,252
           Depreciation and amortization                                      72,473             72,582                 580,089
           Impairment loss                                                         -                  -                 304,504
           Gain on extinguishment of debt                                          -                  -               (275,037)
                                                                     ----------------     --------------    --------------------
       Total operating expenses                                              204,138            355,043               4,604,230
                                                                     ----------------     --------------    --------------------

       Operating loss                                                      (204,138)          (348,393)             (4,553,321)
       Other income (expense):
           Loss from misappropriation                                              -                  -               (120,981)
           Amortization of royalty agreement discount                       (68,570)           (68,570)               (617,130)
           Interest expense                                                 (48,114)           (27,362)               (195,960)
           Interest and other income                                           3,232                373                  50,995
                                                                     ----------------     --------------    --------------------
       Total other expense                                                 (113,452)           (95,559)               (883,076)
                                                                     ----------------     --------------    --------------------

       Net loss before income taxes                                        (317,590)          (443,952)             (5,436,397)

       Income taxes                                                                -                800                   3,200
                                                                     ----------------     --------------    --------------------
       Net Loss                                                      $     (317,590)      $   (444,752)             (5,439,597)
                                                                     ================     ==============    ====================

Net loss per common share -basic and diluted                         $        (0.00)      $      (0.01)
                                                                     ================     ==============

Weighted Average Common Shares Outstanding -
Basic and Diluted                                                          43,565,227         41,761,593
                                                                     ================     ==============

                 See accompanying notes to financial statements.

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       For the Six Months Ended
                                                                              June 30,                     February 10,  2000
                                                                  ----------------------------------         (Inception) to
                                                                       2004               2003              June 30, 2004
                                                                  ---------------     --------------    -----------------------
Cash Flows from Operating Activities:
      Net (Loss)                                                  $    (317,591)      $   (444,752)     $          (5,439,598)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization                                       72,473             72,582                    580,089
      Impairment loss                                                          -                  -                    304,504
      Loss on disposal of equipment                                            -                  -                      2,156
      Amortization of discount on royalty agreement                       68,570             68,570                    617,130
      Gain on extinguishment of debt                                           -                  -                  (275,037)
      Issuance of stock for services                                           -                  -                    217,464
      Changes in operating assets and liabilities:
        (Increase) decrease in:
        Loan receivables                                               (153,042)                  -                  (153,042)
        Prepaid expenses                                                (16,500)              4,292                   (16,500)
        Other assets                                                     (4,908)           (18,463)                    (9,239)
        Accounts payable and accrued expenses                            118,576             91,898                    723,576
        Accrued payroll                                                 (17,518)             62,925                    299,962
                                                                  ---------------     --------------    -----------------------
        Net cash used in operating activities                          (249,940)          (162,948)                (3,148,535)
                                                                  ---------------     --------------    -----------------------

      Cash Flows from Investing Activities:
        Purchase of intangibles                                                -                  -                   (81,902)
        Purchase of equipment                                                  -                  -                    (7,151)
                                                                  ---------------     --------------    -----------------------
      Net cash used by investing activities                                    -                  -                   (89,053)
                                                                  ---------------     --------------    -----------------------

      Cash Flows from Financing Activities:
        Proceeds from notes payable                                      289,014            191,850                  2,034,404
        Principal payment of notes payable                              (15,098)                  -                  (106,648)
        Proceeds from stock subscription                                       -                  -                     63,201
        Proceeds from sale of stock                                            -                  -                  1,270,607
                                                                  ---------------     --------------    -----------------------
         Net cash provided by financing activities                       273,916            191,850                  3,261,564
                                                                  ---------------     --------------    -----------------------

      Net  Increase in Cash and Cash Equivalents                          23,976             28,902                     23,976
      Cash and Cash Equivalents, Beginning                                     -                  -                          -
                                                                  ---------------     --------------    -----------------------
      Cash and Cash Equivalents, Ending                           $       23,976      $      28,902     $               23,976
                                                                  ===============     ==============    =======================

          See accompanying notes to consolidated financial statements.

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


Note 1 - Summary of Organization and Significant Accounting Policies

         Organization: - Parentech, Inc. ("the Company") was incorporated in February 2000. It has been in the development stage since its formation and is primarily engaged in the creation of products that enhance the well-being of infants. On July 7, 2000, the Company acquired the rights to an FDA-registered sound and motion device called "Nature's Cradle," an infant environmental transition sleep system that has been shown to enhance infant sleep, decrease infant crying and promote child development.

         Because the Company meets the criteria of a development stage enterprise, as discussed more fully below, these financial statements are presented in accordance with Statements of Financial Accounting Standards ("SFAS") Number 7, Accounting and Reporting by Development Stage Enterprises".

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of June 30, 2004. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, and cash flows, the cumulative amounts of revenues and expenses and cash flows since Inception through June 30, 2004.

         Interim Financial Statements: THE INTERIM FINANCIAL STATEMENTS PRESENTED HEREIN HAVE BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS. THE INTERIM FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL FINANCIAL STATEMENTS, NOTES AND ACCOUNTING POLICIES INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SEC. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) WHICH ARE NECESSARY TO PROVIDE A FAIR PRESENTATION OF FINANCIAL POSITION AS OF JUNE 30, 2004 AND THE RELATED OPERATING RESULTS AND CASH FLOWS FOR THE INTERIM PERIOD PRESENTED HAVE BEEN MADE. THE RESULTS OF OPERATIONS, FOR THE PERIOD PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE YEAR.

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

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,439,000 through the period ended June 30, 2004, and current liabilities exceeded current assets by approximately $1,773,000 at June 30, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.


Note 3 - Supplemental Disclosures

                                                                             For the Six        For the Six      February 10, 2000
                                                                             Months Ended       Months Ended      (Inception) to
                                                                             June 30, 2004      June 30, 2003      June 30, 2004
                                                                             ---------------- ----------------- -------------------

  Interest Paid                                                              $          -        $        -        $       1,430
  Income taxes paid                                                                     -                 -                3,200

  Non-cash transactions:
  Issuance of Series A for notes payable                                                -                 -              860,000
  Issuance of common stock for accounts payable -Related party                    161,500                 -              161,503
  Assumption of discounted royalties payments which totaled $1,714,250                  -                 -            1,080,268
  Reclassification of accounts payable to notes payable                                 -                 -               88,038
  Reclassification of accrued payroll to notes payable                            107,214                 -              311,717
  Conversion of stock subscription to common stock                                      -                 -              169,052
  Conversion of preferred stock to common stock                                         -                 -                  504
  Adjustment to subscription receivable and common stock subscribed                     -                 -                9,309
  Reclassification of par value of common stock  from additional
  paid in capital                                                                       -                 -               42,360
  Issuance of common stock subscription                                                 -                 -               25,000
  Issuance of common stock for services                                                 -                 -              217,464

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Summary Overview and Overall Business Strategy

The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,439,,000 through the period ended June 30, 2004, and current liabilities exceeded current assets by approximately $1,773,000 at June 30, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

                        THREE MONTHS ENDED JUNE 30, 2004
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OPERATING EXPENSES. Operating expense decreased from $182,934 for the three months ended June 30, 2003 to operating expense of $104,673 for the three months ended June 30, 2004, a decrease of $229,684.

General and administrative expenses decreased from $109,138 for the three months ended June 30, 2003 to $60,889 for the three months ended June 30, 2004, a decrease of $48,249. The reduction is due to lower administrative salaries, rent expense and overhead expenses. The Company has reduced its occupancy expense through the termination of a lease agreement with a related party. Administrative salaries have been reduced based on the Company reducing payroll and staffing during the fourth quarter of 2003.

Depreciation and amortization expense for the quarter ended June 30, 2004 and 2003 were $36,182 and $36,291, respectfully. The expense is primarily attributed to the amortization of patent rights.

Research and development costs decreased from $37,505 for the three months ended June 30, 2003 to $7,602 for the three months ended June 30, 2004, a decrease of $29,903. The decrease in research and development costs for 2004 was primarily due to cost control measures instituted by the Company during the period.


INTEREST EXPENSES. Interest expenses increased from $14,332 for the three months ended June 30, 2003 to $26,895 for the three months ended June 30, 2004, an increase of $12,563. The increase relates to higher balances due to the President of the Company and the promissory notes that were issued in the fourth quarter of 2003 and during the two quarters of 2004.

NET INCOME (LOSS). Net loss decreased from $231,991 for the three months ended June 30, 2003 to $162,621 for the three months ended June 30, 2004, primarily due to the Company recording a gain on the extinguishment of debt in exchange for common stock and the continued reduction in administrative and research and development expenses.
..


                         SIX MONTHS ENDED JUNE 30, 2004
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

GROSS REVENUES. During the six months ended June 30, 2004 and 2003, product sales totaled approximately $6,650 and zero, respectively. Revenues in the six months of 2003 consisted solely of sales of developmental units of Natures Cradle, which is currently the Company's only marketed product.


OPERATING EXPENSES. Operating loss decreased from $355,043 for the six months ended June 30, 2003 to $204,138 for the six months ended June 30, 2004, a decrease of $150,905.

Research and development costs include salaries, contracted services, research supplies and materials and expenses related to development of Nature's Cradle. Research and development costs for the six months ended June 30, 2004 were $14,632 as compared to $67,505 for the six months ended June 30, 2003. The decrease of $52,873 was as a result of cost control measures instituted by the Company.

General and administrative expenses consist principally of salaries, fees for professional services and office rental expenses. General and administrative expenses for six months of fiscal year 2004 were $117,033 as compared to $214,956 for six months of fiscal year 2003. The decrease of $97,923 was as a result of cost control measures instituted by the Company.

INTEREST EXPENSE. For the six months ended June 30, 2004 and June 30, 2003, interest expense was $48,114 and $27,362, respectively. Interest expense increase of $20,752 during the six months of fiscal year 2004 was due to a greater amount of outstanding debt as compared to the same period in fiscal year 2003.

NET INCOME (LOSS). Net loss decreased from $444,752 for the six months ended June 30, 2003 to $317,590 for the six months ended June 30, 2004, primarily due to the Company 's continued reduction in administrative and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES. The Company has financed operations principally through private sales of debt and equity securities. During the six months ended June 30, 2004, we borrowed approximately $289,000, primarily though promissory notes to existing investors.

On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. At June 30, 2004 and December 31, 2003 the balance of these promissory notes were $453,000 and $182,000, respectively. None of the notes have been converted, nor have any of the related warrants have been exercised.


CURRENT ASSETS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased from zero at December 31, 2003 to $23,976 at June 30, 2004, an increase of $23,976, primarily as a result of the Company issuing additional promissory notes during the period.

TOTAL CURRENT ASSETS. Total current assets increased from $4,332 at December 31, 2003 to $186,258 at June 30, 2004, an increase of $181,926, primarily as a result of the Company providing interim financing of $147,250 to a related party pursuant to an Agreement and Plan of Merger and Reorganization further discussed below, as well as the increase in cash.

LIABILITIES

ACCRUED PAYROLL AND RELATED PAYABLES. Accrued payroll and related payables decreased from $100,639 at December 31, 2003 to $83,121 at June 30, 2004, a decrease of $17,518, primarily due to the conversion of $107,214 accrued payroll to notes payable.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable decreased from $519,254 at December 31, 2003 to $321,002 at June 30, 2004, a decrease of
$198,252, primarily relating to the Company converting $161,500 of accounts payable into 1,007,606 shares of common stock.

ACCRUED INTEREST. Accrued interest increased from $107,486 at December 31, 2003 to $155,600 at June 30, 2004 an increase of $48,114. The increase relates to directly to the accrued and unpaid interest relating to the notes payable balances outstanding for the six months ended June 30, 2004.

NOTES PAYABLE. Notes payable increased from $1,018,431 at December 31, 2003 to $1,399,561 at June 30, 2004, an increase of $381,130, primarily relating to the additional funding of promissory notes during the six months ended June 30, 2004 and the reclassification of accrued payroll and related payables to notes payable pertaining to the President's salary and related expenses.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from $1,745,810 at December 31, 2003 to $1,959,284 at June 30, 2004, an increase of $213,474, primarily related to increased notes payable, accrued interest payable, offset by decreased accrued payroll and related payables and accounts payable and accrued expenses.


RECENT EVENTS - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH SOURCE ATLANTIC


On May 13, 2004, we completed our acquisition of Source Atlantic, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization. Source Atlantic, Inc. will be merged with and into our wholly owned subsidiary, Source Atlantic Acquisition Corp,, with Source Atlantic, Inc. becoming our wholly-owned subsidiary.

All of the outstanding shares of Source Atlantic, Inc. common stock shall be converted by virtue of the merger at the effective time of the merger (defined in the Agreement and Plan of Merger and Reorganization as the date upon which we file the Certificate of Merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of Delaware Law) into an equal number of our common stock (the "Merger Securities"). On or before the Effective Date, each Shareholder of Source Atlantic, Inc. shall surrender their outstanding shares of Source Atlantic, Inc. common stock existing immediately prior to the Effective Time. Until so surrendered, any outstanding certificates or other documentation which, prior to the Effective Time represented outstanding shares of Source Atlantic, Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Source Atlantic, Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist. All of the Merger Securities shall be converted by virtue of the merger immediately after the Effective Date into, in the aggregate, shares of our common stock and shall be retired. The separate existence and corporate organization of Source Atlantic Acquisition Sub, Inc., except insofar as it may be continued by statute, shall cease immediately after the Effective Date.


We intend this transaction to be a reverse acquisition. For U.S. federal income tax purposes, it is intended that the merger qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended, and the parties hereto intend that the transactions contemplated by this Agreement shall constitute a "plan of reorganization" within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and Treasury Regulations Sections 1.368-2(g) and 1.368-3(a). Our historical results of operations after the merger will be those of Source Atlantic. Also, balance sheet amounts will be reflected at their historical costs and, thus, no goodwill or other write up of assets will be recorded in the merger transaction


Background and reason for the Merger

Our focus is differentiable products that enhance the development and well-being of infants. We typically acquire technology from product developers/companies who, because of a flaw in their marketing plan, a shortcoming in their design, or under capitalization, lack the ability to become a success. A number of these entities get buried by the costs of trying to bring a single product to market. The common element among them is the lack of a large enough distribution channel to justify the production levels necessary to achieve substantial savings and profitability. Most entrepreneurs and small start-up companies expend the majority of their capital on the high cost of prototypes and small runs of pre-production units. Initial marketing and distribution costs use up the remainder of their resources and more often than not prevent them from achieving enough market penetration to reach the economies of scale necessary for sustained success.

We began with two parallel goals that management believes will bypass these obstacles:

         1.) Identify a differentiable technology that is geared toward improving the lives of new families, has universal appeal, and could be used as a platform for introducing additional products. Re-engineer the product so that that it will have mass appeal in multiple areas of the world.

         2.) Assemble and partner with an international distribution consortium made up of companies that have existing marketing channels in their respective territories. The establishment of such a distribution consortium creates immediate marketing channels that enable us to begin production at quantities large enough to achieve immediate profitability.

To attract the right caliber of partners and build a successful international distribution consortium, we recognized the importance of our first product selection. The first product that met these criteria was Nature's Cradle Sound and Motion Sleep System (TM), an FDA registered proprietary sound and motion device that has been shown to enhance infant sleep, decrease infant crying by almost 70%, and promote infant development. Nature's Cradle Sound and Motion Sleep System(TM) has universal appeal. Management's believe is that anyone who is introduced to the concept will immediately recognizes its potential to improve the lives of the newborn children who sleep in it and the family they are a part of. The product was developed and tested by a predecessor company over an eight-year period beginning in 1991 and continuing through 1999. That predecessor company was able to prove the benefits of the technology and received rave reviews from all of its customers, but was never able to overcome the high cost of developing its own in-house distribution sales channel in the United States. In July 2000, we acquired the rights to Nature's Cradle Sound and Motion Sleep System(TM).

Management believes that a successful distribution consortium will consist primarily of partners that have existing channels directly into OB/GYN clinics and hospitals. Similar to the product developers, who lack relationships and resources for successful distribution, we would be faced with the same issues trying to assemble our own distribution consortium. Source Atlantic's management team has twenty-five years of relationships with hospitals and the largest companies that serve as resources to these groups throughout the world. By acquiring Source Atlantic, we gain immediate access to our target market. Our management also believes we have relationships in Asia that can dramatically increase Source Atlantic's business. An example is UPMG in Hong Kong:

UPMG operates VIP obstetric clinics within existing Chinese hospitals. This is an ideal partner for us as these VIP clinics deal directly with upper income Chinese who are having babies. They have ordered Nature's Cradle units for all of their patient rooms. UPMG expects to open 35 additional VIP clinics over the next 4-5 years. These clinics will purchase hospital beds, as well as all of the other pre and post natal equipment required for delivery and post natal recovery. By introducing Source Atlantic to UPMG, Source Atlantic is now working to facilitate $2 million worth of capital equipment leases and purchases for UPMG. In addition, UPMG is operating in hospital settings that are doing major expansions, all of which could take advantage of Source's software and capital equipment proficiencies.

CONDITIONS TO THE COMPLETION OF THE MERGER

      We cannot complete the merger until all of the conditions to completion of the merger are satisfied or waived. The obligations to complete the merger depends on the satisfaction or waiver of a number of conditions, including, but not limited to, the following:

      o All governmental consents, orders and approvals required for the consummation of the merger shall have been obtained, and applicable waiting periods shall have expired.

      o No statute, rule, regulation, judgment, order or injunction shall have been issued by any governmental entity which prohibits, restrains or makes illegal the consummation of the merger.

      o The representations and warranties of all parties set forth in the merger agreement shall be true and correct in all material respects.

      o All parties shall have performed and complied with all of its covenants and agreements in the merger agreement in all material respects.

      o As an additional agreement with Source Atlantic, Inc., we agreed that we shall obtain not less than $150,000 in o additional financing immediately and within 90 days from May 13, 2004, we shall obtain not less than an additional $1.5 million in additional financing from private investors.

      o As an additional agreement with Source Atlantic, Inc., we agreed to consummate this 1-for-200 reverse stock split as described herein.

      o As an additional agreement with Source Atlantic, Inc., we agreed to convert $1,637,570 of debt into an aggregate amount of our Common Stock such that the holders of such debt own 50% of the issued and outstanding shares of our Common Stock prior to the Effective Time. As a consequence, at the Effective Time, we agreed and anticipate that our total debt shall be no greater than $150,000 not inclusive of obligations to Scott Landow, President, who agrees not to hold Source Atlantic, Inc. liable for any obligations owned to him by us.

      o As an additional agreement with Source Atlantic, Inc., we agreed to authorize the issuance of 1,550,000 shares of the our preferred stock, such shares of preferred stock to have a conversion right of one share of preferred stock to be converted into one share of common stock (the "Convertible Preferred Stock") such that 550,000 shares of Convertible Preferred Stock may be converted to common stock immediately, 500,000 shares of Convertible Preferred Stock may be converted to our common stock up to 24 month earnings benchmark established by us intended to be $1,000,000 NAT, and 500,000 shares of Convertible Preferred Stock may be converted to our common stock up to 36 months after achieving the $1,000,000 NAT earnings benchmark established by us intended to be $2,600,000 NAT. NAT mean Net After Taxes.

      o As an additional agreement with Source Atlantic, Inc., we agreed offer up to Four Hundred and Thirty Three Thousand and Nine Hundred and Seventy Three (433,973) Warrants to Purchase our Common Stock to certain of our stockholders (the "Warrants") to, among other things, purchase shares of our Common Stock at $25.00 per share in consideration for such stockholder's execution of a lock-up agreement. The Warrants shall be subject to a "put" provision such that the Warrant can be "put" back to us after one (1) quarter and one day following the Effective Time. This "put" provision obligates us to spin off our assets and operations as they exist currently into another entity and transfer ninety percent (90%) ownership to the holders of the Warrants. As a consequence, exercising the put provision, we would retain the assets and liabilities in Source Atlantic, Inc. and the spun off entity would receive our assets and operations in the form they existed prior to the merger; accordingly, both entities would be viable operating entities with ongoing businesses.

      If any of these conditions are not satisfied or waived, the merger may not occur. If the merger is not consummated, the market price of our common stock may decline. In addition, our results of operations may be harmed to the extent that the market believes that there is uncertainty surrounding the future direction of the operations or our strategy on a stand-alone basis.

TERMINATION OF THE MERGER AGREEMENT

      The parties may terminate the merger agreement by mutual written consent.

      Either party may terminate the merger agreement, subject to various conditions:

      o if any governmental entity shall have issued an order, decree or ruling permanently restraining, enjoining or otherwise prohibiting the merger; or

      o if the merger shall not have occurred on or before August 13, 2004; provided that, in certain circumstances.


NO PROVISION FOR TERMINATION FEES

      If the merger agreement is terminated In the event this Merger Agreement is terminated, all further obligations of the parties hereunder shall terminate. There is no provision for any break up fee or reimbursement.

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

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

            Not applicable

Item 2.  Changes in Securities

On June 30, 2004 the Company issued 1,007,606 shares of common stock to an entity in exchange for settlement of an outstanding accounts payable obligation of $161,500. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction; no commissions were paid to any party in connection with this transaction.


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

            May 13, 2004 (filed May 14, 2004) acquisition of Source Atlantic.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parentech, Inc.

August 16, 2004  /s/ Scott Landow
                 Scott Landow,
                 Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)

August 16, 2004  /s/ Scott Landow
                 Scott Landow,
                 Acting Chief Financial Officer
                 (PRINCIPAL ACCOUNTING OFFICER)