Form 10KSB/A
period 2003-12-31
PARENTECH INC
filed 2004-10-12
CIK 1095606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):
[  ] Yes     [X] No

                                 PARENTECH, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                           PAGE


                                                 PART I                                            PAGE
Item 1.    Description of the Business...................................................            1
Item 2.    Description of the Property...................................................            8
Item 3.    Legal Proceedings.............................................................            8
Item 4.    Submission of Matters to Vote of Security Holders.............................            8

                                                 PART II
Item 5.    Market for Common Equity and Related Shareholder Matters......................            9
Item 6.    Management's Discussion and Analysis..........................................            9
Item 7.    Financial Statements..........................................................           22
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................           22

                                                PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons..................           23
Item 10.   Executive Compensation........................................................           24
Item 11.   Security Ownership of Certain Beneficial Owners and Management................           26
Item 12.   Certain Relationships and Related Transactions................................           27

                                                 PART IV
Item 13.   Exhibits and Reports on Form 8-K..............................................           28
Item 14.   Principal Accountant Fees and Services........................................           29

           Signatures....................................................................           30

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

ACQUISITION OF COOL CLASSICS INCORPORATED

On September 2, 1999, the Company purchased all of the outstanding shares of stock of Cool Classic Incorporated, a Nevada corporation, in exchange for 3,069,788 shares of the Company's common stock. Cool Classic Incorporated is the owner of 385,000 original, hand-painted animation production cels, which the Company planned to market and sell. The purpose of the acquisition was for Premier to enter into the business of marketing these cels as its principal business activity.


On September 2, 1999, Premier hired Charles Trapp as its President, appointed him a director and issued to him 1,158,845 shares of its common stock. The Board of Directors would resign upon the appointment of Charles Trapp as a director At the same time, Louis A. Pistilli joined the Company as a director. Mr. Pistilli was issued 75,000 shares of the Company's common stock.

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

   o Although Nature's Cradle has been in US hospitals for over 14 years, these sales were not made by the Company, but rather reflect the operations of the entity from whom the Company acquired the patents that comprise the Company's intangible asset. The Company's focus is on developing the consumer market, which is a different target market than the product has been sold historically;

   o The materiality of intangible assets to the Company, and the impact on the Company if these assets were determined to be impaired (i.e., would result in a charge to earnings which could be material to the Company's results of operations);

   o The distribution agreement with Shanghai Parentech Industrial Co. Ltd. includes distribution rights for all of China. Under the agreement all of UPMG's (United Premier Medical Group) VIP obstetric clinics will be equipped with Nature's Cradles in each patient's room. UPMG operates VIP obstetrics clinics within the largest hospitals in China in partnership with Johns Hopkins Hospital in Baltimore. They anticipate delivering over 3,550 babies within the next twelve months and expect a minimum of 50% of their patients to rent Nature's Cradles for their newborn babies. UPMG will have a minimum of six clinics open by the end of 2004 and anticipates over 500 beds by 2008. A clinic or hospital will pay $2.00 US/day to rent each Nature's Cradle; Consumer's will pay $280 up front for sixteen week rentals and purchase the required soft goods associated with the product for $75. Under this agreement, Parentech U.S. projects gross revenues from China to be $1.4 million in year 1, $7 million in year 2, $13 million in year 3, $20 million in year 4 and $27.5 million in year 5; there can be no assurances that such projections can be achieved;

   o Shanghai Parentech Industrial Co. Ltd. purchased 100 initial units for $70,000, which were shipped in September 2004;

   o Shanghai Parentech Industrial Co. Ltd. could elect not to go forward with the manufacturing and distribution of Nature's Cradle if actual production costs significantly exceed current estimates.


Parentech does not believe that the FDA has approved any device that is competitive with Nature's Cradle that can assert such claims. Parentech believes its challenge will be to establish awareness of the product's value to parents of infants and convert that awareness into consumer demand. Parentech's strategy relies on placement of Nature's Cradle in hospitals, where Parentech believes large numbers of parents will experience its benefits. Parentech believes that parents' exposure to Nature's Cradle in the hospital will lead many of those parents to adopt Nature's Cradle for use at home once mother and child leave the hospital.

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

Parentech's strategy is designed to overcome this inherent problem by leveraging the FDA-endorsed efficacy of Nature's Cradle to create an international distribution consortium. The establishment of such a distribution network should allow Parentech to place its products, starting with Nature's Cradle, into many markets more rapidly than could be otherwise achieved. That, in turn, will enable Parentech to produce large enough quantities of a new product from the outset to realize economies of scale in production, thus accelerating the profitability of each new product line introduced. Parentech had an agreement with such a network in Japan, however that arrangement is currently on hold as of December 31, 2003. Parentech has received a purchase order from another network in Korea, and is in the process of putting establishing both manufacturing and distribution capability in Mainland China. At present the Company is working with a manufacturing group in Shanghai (Shanghai Parentech Industrial Co. Ltd.) to develop a prototype to take into full production that will enable Nature's Cradle to be produced at a lower cost per unit, making it more appealing to consumers. This partner is willing to assume all of the costs associated with full manufacturing and distribution, in exchange for 50% of the profits.

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

We have a limited operating history. Your assessment of our prospects should include the market risks, expenses and other difficulties frequently encountered by development stage companies. These risks include, but are not limited to:

   o Although Nature's Cradle has been in US hospitals for over 14 years, these sales were not made by the Company, but rather reflect the operations of the entity from whom the Company acquired the patents that comprise the Company's intangible asset;

   o The materiality of intangible assets to the Company, and the impact on the Company if these assets were determined to be impaired (i.e., would result in a charge to earnings which could be material to the Company's results of operations);

   o The Company's focus is on developing the consumer market, which is a different target market than the product has been sold historically;

   o The market in China may not be agreeable to the Nature's Cradle price structure; and

   o Shanghai Parentech Industrial Co. Ltd. could elect not to go forward with the manufacturing and distribution of Nature's Cradle if actual production costs exceed current estimates

We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with established companies that complement and leverage our market strategies. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

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

The previous owner of the Nature's Cradle technology failed to make the mechanism for the product reliable or robust enough to avoid a high rate of product failures and returns. Since its inception in February 2000, Parentech's primary operating activities have focused on improving the durability of the Nature's Cradle to make it a marketable product. Durability of the mechanism is essential to Parentech's long-term financial success. The Company has not yet engaged in extensive marketing of the product, but it expects to do so using a rental revenue model. In this model, the Nature's Cradle will not be sold to the customer (who uses it for just 17 weeks) but will be rented. The fee per rental cycle received by Parentech is, as a result, only a portion of the cost of manufacturing the product. Thus, depending on the final costs of manufacturing the unit and the fee per rental cycle, some number of cycles will be needed to cover manufacturing costs. The Company's positive cash flow and profitability will depend on having a mechanism that lasts through a sufficient number of rental cycles to offset the manufacturing cost. To accomplish the improvements in durability, Parentech took the available product performance data from the predecessor company and analyzed the strengths and weaknesses of its design. Parentech then redesigned the mechanism and submitted it for approval to SII Trading, Inc. ("SII"), an affiliate of Seiko of Japan. In November of 2000, SII approved the new design and entered into a distribution agreement for all of Japan for the Nature's Cradle and related products. In the second quarter of 2001, 100 evaluation units were distributed throughout Japan for testing and feedback.

In January of 2002, Micro Processor Designs, (the contract engineers who had successfully developed the original hospital unit), were engaged to evaluate the new design and make suggestions and modifications that could increase the life cycles. In December of 2002, Micro Processor Designs delivered their first test units, which were sent to Japan for evaluation. Three months of extensive testing and shipping to various cities within the country proved the new design to be, in their opinion, a success. Several additional units were produced for beta sales and evaluation. Ten of these units were sold to United Premier Medical Group; a Hong Kong based company that was opening its first VIP Obstetrics clinic in the Peace Hospital of Shanghai for the benefit of Ex-Patriots and middle to upper class Chinese patients. They were taking an existing floor and converting it to, as they represented, the highest state of the art U.S. standards anywhere. UPMG's, (United Premier Medical Group) in partnership with Johns Hopkins Hospital International, planned to open VIP clinics in the largest hospitals in every major city in China. If they were pleased with the results of these first ten units, they wanted to put a Nature's Cradle in every VIP Clinic room that they opened. Several units were also sent to Korea for evaluation by an independent partner interested in the distribution rights for Korea, Singapore and Taiwan.

As a caveat to the marketing and distribution agreement originally signed with SII., manufacturing had to be done by a Seiko approved Japanese contract manufacture, until an alternative source could be inspected and approved by them. This resulted in the hiring of Shinpo Electronics of Japan to manufacture all initial test and evaluation units. Until these units were tested and approved, the Company elected to have them made by a `machining' process, which essentially meant each unit was made by hand, a very expensive process resulting in a per unit cost of approximately $1,000.

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

In June of 2003, SII (Seiko Corporate) announced that, as a consequence of the state of the Japanese economy, that it was shutting down any division that was not part of its core business of Watches, Printers and Robotics. Although their initial response from customers had been very strong, SII Trading was shut down in September of 2003 along with its involvement with the Nature's Cradle. (Prior to this event, SII Trading had brought in Atom Medical of Japan as a distribution partner. Atom manufactures several pre and post natal products for hospitals including the clear plastic tubs that most newborns sleep in the hospital. Atom has since expressed interest in re-introducing the Nature's Cradle to Japan when full production is achieved.) There are no assurances that future partners may not experience a similar downturn in their economy or restructuring.

In November of 2003, UPMG ordered 10 units for their new VIP Clinic in Guangzhou. In February, 2004 UPMG approached Parentech to form a partnership to distribute Nature's Cradle in all of China. In May, 2004 UPMG introduced Parentech to Cyberliving, (InnoTech Hong Kong), to form a joint venture for Manufacturing of the Nature's Cradle in China. On May 29, 2004 Parentech and InnoTech signed an MOU to Manufacture and Distribute the Nature's Cradle in China which was followed by a Joint Venture Agreement to Manufacture and Distribute the Nature's Cradle in China under the name of Parentech, China in July of 2004.

In Mid-July of 2004, Parentech China, (Parentech and InnoTech), engaged the services of Microprocessor Designs to prepare mechanical drawings for the molds required to take the Nature's Cradle into full production. Costs are to be split 50/50 between both parties. At the same time, UPMG placed orders for their new clinics in Jinan, Foshan, Beijing, Wuxi, Qingdao and the expansion of their Shanghai VIP clinic from one floor to three.

On August 5, 2004, InnoTech, (an introduction from PME), introduced a manufacturing group in Shanghai that they have extensive business history with who was interested in becoming a partner with Parentech, China. Under the name of Shanghai Parentech Industrial Co. Ltd., this company will be registered in Shanghai, specializing in manufacturing maternity and child care products. Shanghai Parentech Industrial Co. Ltd. not only has advanced technicians, high manufacturing capacity and long standing relationships with government agencies and hospitals in China, but is willing to cover 100% of the expenses of the Joint Venture with Parentech China including manufacturing, marketing and distribution for 50% of the profits.

Terms of this Agreement include:

Equipping all of UPMG's, (United Premier Medical Group) VIP obstetric clinics with Nature's Cradles in each patient's room. UPMG operates VIP obstetric clinics within the largest hospitals in China in partnership with Johns Hopkins Hospital of Baltimore. They anticipate delivering over 3,550 babies within the next twelve months and expect a minimum of 50% of their patients to rent Nature's Cradles for their newborn babies. UPMG will have a minimum of six clinics open by the end of 2004 and anticipates over 500 beds by 2008.

   o A Clinic or hospital will pay $2.00 US/day to rent each Nature's Cradle regardless of whether the room is occupied or not.
   o Consumers will pay $280 up front for sixteen week rentals. In addition they will purchase the required soft goods associated with the product for $75. It is anticipated that each consumer mechanism will have a life of 10 rental cycles. The cost for the manufacturing of the unit is expected to be $250. Revenues from 10 cycles will be $2,800. Soft Goods cost $25, making dollars available for G & A approximately $3,050 per unit over four years.
   o UPMG is expecting 3,550 births in 2005 with 50% of those patients, (1,775), to rent Nature's Cradles. Gross revenue of $497,000 will be generated from their VIP clinics alone, with an additional $133,000 from the sale of Soft Goods. (The Company is in discussion with UPMG to include the Nature's Cradle in the hospital stay and delivery cost so that close to 100% of their patients would lease units.)

As part of the agreement, Shanghai Parentech Industrial must sign up a minimum of 50 hospital users by December 31, 2005 through recruitment of sub-distributors, dealers and by direct sales through their existing distribution channels. The company only expects 5% of patients in public hospitals to rent the Nature's Cradle during the first year rising to 10% thereafter. Prices are the same.

Parentech U.S. retains the right purchase mechanisms for distribution outside of China for 15% above cost.

Parentech U.S. projects gross revenues in China to be:

   o  Year # 1 - $1.4 million
   o  Year # 2 - $7 million
   o  Year # 3 - $13 million
   o  Year # 4 - $20 million
   o  Year # 5 - $27.5 million

There can be no assurances that Parentech US shall achieve such projections.

   Profits are defined as Revenue - Flexible Costs - Fixed Costs. Flexible Costs are defined as Direct Material Costs, Direct Labor Costs, Fees for Promotion and Sales, Business Taxes, Advertising Fees and Sales Service Fees. Parentech Shanghai will conduct audits through the Hong Kong Accounting Affairs Institute. Shanghai Parentech Institute will provide Parentech China with an operating budget before each operating period.


The Company expects to continue to incur operating losses for the duration of 2003, but it believes that with the Chinese agreement signed and units delivered there in the beginning of the fourth quarter of 2004, the Company has the prospect of becoming cash flow positive by the end of the year or the beginning of 2005.

We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with established companies that complement and leverage our market strategies. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all. Some of the risks include:

   o There is no assurance that future partners may not experience a downturn in the general economic environment similar to that experienced in Japan which led to a decrease in interest expressed by a potential partner in Nature's Cradle;

   o The market in China may not be agreeable to the Nature's Cradle price structure;

   o Shanghai Parentech Industrial Co. Ltd. could elect not to go forward with the manufacturing and distribution of Nature's Cradle if actual production costs exceed current estimates; and

   o Although Nature's Cradle has been in US hospitals for over 14 years, these sales were not made by the Company, but rather reflect the operations of the entity from whom the Company acquired the patents that comprise the Company's intangible asset;

   o The materiality of intangible assets to the Company, and the impact on the Company if these assets were determined to be impaired (i.e., would result in a charge to earnings which could be material to the Company's results of operations);

   o The Company's focus is on developing the consumer market, which is a different target market than the product has been sold historically;

   O Although initial estimates have already been prepared and evaluated, production costs may significantly exceed estimations and Shanghai Parentech Industrial Co., Ltd may decide not to go forward with the project.

   O To date, there has never been any bad publicity for the Nature's Cradle, but there is nothing to prevent this from occurring in the future making it difficult or impossible to achieve consumer acceptance.

   O Market studies conducted by the Chinese partners show there will be no resistance to the nature's cradle price structure, but the Chinese economy could change and this could be a detriment to achieving profitability and success.

   O Working with a foreign partner in a foreign country can prove problematic. Business cultures may not work well together. The Company will be relying upon a management team 6,000 miles from their own offices to set and maintain the quality and image of the product.

   O Fluctuations in the value of the dollar may adversely effect the profitability of the company when the decision is made to distribute the product outside of China.

   O To date, the experience of the staff and doctors in the VIP clinics has been very positive towards the nature's cradle, but there is no guarantee this will be the case with less developed facilities and professionals.

   O Political conditions in far east countries may, if adverse to interests of united states firms, have an adverse impact on the business of the Company.

   o The Company has gone to great lengths to register patents, but the costs associated with protecting these in Asia may prove to be prohibitive.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments.

Credit Risk: It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Such funds are not insured by the Federal Deposit Insurance Corporation; however the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Revenue Recognition: Revenue from product sales and demonstration units is recognized upon shipment to customers. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

Intangible Assets: Intangible assets, primarily patents, are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

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

Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Company's weighted-average cost of capital. The following factors were used in determining estimated future cash flows:
   o Revenue projections are based upon the estimated number of units to be produced, rented and sold during the next five years;
   o Revenues are expected to be generated in China as a result of the distribution agreement with Shanghai Parentech Industrial Co. Ltd;
   o Revenue is expected to be approximately $1.4 million in the first year Nature's Cradle is available in China, to increase to approximately $7 million in year two, and is projected to increase substantially in years three to five;
   o The cost to manufacture Nature's Cradle is projected to be approximately $250;
   o The estimates are not comparable to actual results, and are based upon the success of the business model in China; and
   o  Management anticipates generating positive cash flow in 2005.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities

Stock Issued For Services: The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

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

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
               COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002

REVENUES

During the years ended December 31, 2003 and 2002, we had revenues of $58,393 and $5,494, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle evaluation units.

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


        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
               COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2001

REVENUES

During the years ended December 31, 2002 and 2001, we had revenues of approximately $5,494 and $37,073, respectively. Revenues for both periods were attributable mainly to sales of Nature's Cradle evaluation units.

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

The Company is in the process of raising approximately $350,000, of which $149,815 has already been loaned to Source Atlantic under terms of the merger agreement and the balance of which will be used to satisfy costs associated with completion of the merger, working capital and operating expenses for the next twelve months.

Scott Landow has agreed to a salary of $1 per month following the completion of the merger or until the Company reaches positive cash flow, whichever comes first. Company operations are not expected to exceed $5,000 per month, including rent, ($1,500/mo.), phone, internet, travel, etc.

As of December 31, 2003, Parentech had approximately $1,490,000 in debt. This was composed of approximately $1,490,000 in notes payable, expected to total $1,637,000 by the completion of the merger and the reverse stock split. The holders of this debt have agreed to convert into 216,916 shares of unregistered stock, post split. Any notes due prior to the completion of the merger with Source Atlantic, Inc. have agreed to extend their maturity date until the completion of that merger and impending reverse stock split, or December 31, 2004, whichever comes first.

The Company will continue to pursue additional sources of capital in 2004 as discussed above. No assurance can be given that such an attempt will be successful. In the event Parentech does not raise additional capital, the Company will be unable to promote its products, which, in turn, will have a material adverse effect on the Company's business, operating results, financial condition and prospects. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,122,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $1,741,000 at December 31, 2003. The Company continues to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market.

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

Name                    Age                 Position
---------------------- ----- ---------------------------------------------------
Scott D. Landow.......   49  President, Chief Executive Officer, Chief
                             Accounting Officer, Chairman of the Board of
                             Directors

Charles R. Smith......   57  Director

Scott D. Landow, Chairman of the Board, President and Treasurer. Mr. Landow has served as President, Treasurer and director of the Company since November 6, 2002, the effective date of the Merger. He assumed the position of Chairman of the Board of Directors effective December 20, 2002... Mr. Landow had served as President and as a director of Parentech from September 30, 2000 until January 17, 2003, the date on which Parentech merged with and into the Company. Mr. Landow resigned his position effective May 31, 2003 and was reinstated on November 1, 2003. His term as a director of the Company is through the next annual meeting of the Company's shareholders, when directors will be elected. Prior to joining Parentech, Mr. Landow had founded and operated Beyond Conception, Inc., a Texas-based specialty retail chain of 16 high-end newborn and infant stores.

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



                                                   RESTRICTED

                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------
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
   AND                                                                             UNDER-             ALL OTHER
PRINCIPAL      YEAR                                OTHER ANNUAL     RESTRICTED     LYING               COMPEN-
 POSITION                    SALARY        BONUS   COMPENSATION       STOCK       OPTIONS/    LTIP     SATION
                               ($)          ($)         ($)          AWARDS(S)      SARS     PAYOUTS     ($)
                                                                        ($)          (#)       ($)
  (a)           (b)            (c)          (d)        (e)              (f)          (g)       (h)       (i)
---------------------------------------------------------------------------------------------------------------

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                                                        NUMBER OF SECURITIES
                                                            UNDERLYING       VALUE OF UNEXERCISED
                                                            UNEXERCISED           IN-THE-MONEY
                                                            OPTIONS/SARS AT        OPTIONS/SARS AT
                                                               FY-END (#)            FY-END ($)
                SHARES ACQUIRED ON       VALUE REALIZED      EXERCISABLE/          EXERCISABLE/
     NAME          EXERCISE (#)               ($)           UNEXERCISABLE          UNEXERCISABLE
----------------------------------- -------------------------------------------------------------

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



                                                                                                 Percentage of
                                                     Nature of                                   Shares
                                                     Beneficial          Number of Shares        Beneficially
Directors and Officers (1)                           Ownership           Beneficially Owned      Owned (1)
---------------------------------------------        ----------          ------------------      --------------

Scott D. Landow
c/o Parentech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA  92075                              Direct               1,616,700                        3.73%

Richard D. Propper, MD
777 South Highway 101, Suite 215
Solana Beach, California  92075                      Direct               2,741,472                        6.32%

Charles Smith
c/o Parnetech, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA 92075                               Direct                 189,844                       0.004%

Acorn Technology Fund
777 South Highway 101, Suite 215
Solana Beach, CA  92075                              Direct               5,460,000                       12.58%

Penny Lane Partners
777 South Highway 101, Suite 215
Solana Beach, CA  92075                              Direct               2,789,265                        6.43%

Total Employees and Directors as a group                                  1,806,544                       10.03%

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

In December 2001 Dr. Propper loaned to Parentech a portion of the refundable transaction fee ($37,500 ) that was paid to Premier upon the signing of the memorandum of understanding outlining the terms of the proposed merger between Premier and Parentech. On March 1, 2002, all parties concerned agreed that the transaction fee would be made non-refundable, specifically 100% plus consideration for an additional $70,000 anticipated to be expended. In exchange for those agreements, the Company issued 495,608 shares of its common stock and 186,000 shares of Premier preferred stock to persons designated by Dr. Propper to receive them, including Daniel P. Beharry, who at the time was Secretary and a director of Parentech, and Scott D. Landow, who at the time was President and a director of Parentech. In August 2002, Premier entered into an agreement with certain of its creditors pursuant to which those creditors would release all but $1.00 of their respective claims against Premier in exchange for the pro rata transfer to them of all of the stock of the Company's wholly owned subsidiary, Cool Classics, Inc. Creditors of the Company who participated in that transaction included Charles F. Trapp, who was President, Chief Executive Officer and a director of Premier at the time. On October 30, 2002 Premier Classic Art, Inc. settled the litigation filed October 22, 2002 by a group of secured creditors which included a director of Parentech, for non-payment of past due notes and interest. Premier resolved the litigation by releasing the stock of its subsidiary, Cool Classic Incorporated to the secured creditors. The stock of Cool Classic Incorporated represented a portion of the collateral securing the notes. The note holders were due $1,142,287.00 plus accrued interest and Cool Classic Incorporated had additional liabilities of approximately $786,000. The settlement resulted in Premier reporting a gain of approximately $1,928,000.

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


                                  Date: October 11, 2004




                                 Parentech, Inc.

                               By /s/ Scott Landow
                                  -------------------------------
                                  Chief Accounting Officer

                              FINANCIAL STATEMENTS

                                 Parentech, Inc.

                          (A Development Stage Company)


Table of Contents


----------------------------------------------------------------- --------------
Report of Independent Certified Public Accountants............... F - 2
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Balance Sheet as of December 31, 2003............... F - 3
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Operations ..................          F - 4
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Changes in Shareholders' Deficit...... F - 5
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Consolidated Statements of Cash Flows.....................        F - 6
----------------------------------------------------------------- --------------

----------------------------------------------------------------- --------------
Notes to Consolidated Financial Statements....................... F - 7 - F - 19
----------------------------------------------------------------- --------------

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


JEWETT, SCHWARTZ & ASSOCIATES
HOLLYWOOD, Florida,
March 29, 2004

                                 PARENTECH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

Cash and cash equivalents                                                                $         --
Other assets                                                                                    4,332
                                                                                         -------------
      Total current assets                                                                      4,332
                                                                                         -------------
Furniture and fixtures, net of accumulated depreciation of $3,604                                 587
Intangibles, net                                                                              658,971
                                                                                         -------------
Total assets                                                                             $    663,890
                                                                                         =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:

 Accounts payable and accrued expenses                                                   $    519,254
 Notes payable                                                                              1,018,431
Accrued interest payable                                                                      107,486
Accrued payroll and related payables                                                          100,639
                                                                                         -------------
 Total current liabilities                                                                  1,745,810
                                                                                         -------------

Royalty agreement payable, net of discount                                                  1,628,273

Shareholders' deficit:
Series A convertible preferred  stock, $.000001 par value: 5,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2003                                   --
Series B convertible preferred stock, $.000001 par value: 5,500,000 shares
authorized, 0 shares issued at December 31, 2003                                                   --
Common stock, par value $.001, 100,000,000 shares authorized, 43,397,293 shares
issued at Dec 31, 2003.                                                                        43,397
Additional paid-in-capital                                                                  2,368,417
Deficit accumulated during development stage                                               (5,122,007)
                                                                                         -------------
 Total Shareholders' deficit
                                                                                           (2,710,193)

                                                                                         -------------
 Total liabilities & shareholders' deficit                                               $    663,890
                                                                                         =============

    See accompanying report of independent certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                  For the Years Ended December 31,         February 10, 2000
                                                                                                            (Inception) to
                                                                  2003                  2002               December 31, 2003
                                                             -------------          --------------         --------------------

  Revenues                                                     $    58,393            $     5,494              100,960
                                                             --------------          -------------         ------------
  Cost of Goods Sold                                                50,051                     --               50,051
                                                             --------------          -------------         ------------
  Gross Profit                                                       8,342                  5,494               50,909

  Operating expenses:
      General and administrative                                   346,985                769,348            2,224,389
      Research and development                                      89,792                363,240            1,638,620
      Depreciation and amortization                                145,164                145,169              507,616
      Impairment loss                                                   --                304,504              304,504
      Gain on extinguishment of debt                              (204,308)               (39,754)            (275,037)
                                                             --------------          -------------         ------------
  Total operating expenses                                         377,633              1,542,507            4,400,092
                                                             --------------          -------------         ------------

  Operating loss                                                  (369,291)            (1,537,013)          (4,349,183)
  Other income (expense):
       Loss from misappropriation                                       --                     --             (120,981)
      Amortization of royalty agreement discount                  (137,140)              (137,140)            (548,560)
      Interest expense                                             (68,590)               (32,868)            (147,846)
      Interest and other income                                         81                     72               47,763
                                                             --------------          -------------         ------------
  Total other expense                                             (205,649)              (169,936)             (769,624)

                                                             --------------          -------------         ------------
  Net loss before income taxes                                    (574,940)            (1,706,949)          (5,118,807)

  Income taxes                                                         800                    800                3,200

                                                             --------------          -------------         ------------
  Net Loss                                                     $  (575,740)           $(1,707,749)         $(5,122,007)

                                                             ==============          =============         ============

Net loss per common share -basic and diluted                   $     (0.01)           $     (0.09)
                                                             ==============          =============

Weighted Average Common Shares Outstanding -
 Basic and Diluted                                              43,107,001            $18,162,482
                                                             ==============          =============

      See accompanying report of certified public accountants and notes to consolidated financial statements.

                                 PARENTECH, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT


                                                                                                                   Stock
                  Series A   Convertible Series A 8% Cumulative  Series B Convertible               Stock          Subscription
                  Preferred Shares       Convertible Preferred   Preferred Shares  Common Stock     Subscription   Receivable
                  Shares      Amount     Shares      Amount      Shares    Amount  Shares  Amount
Balance at
February 10,
2000 inception                                                                  -
of development
stage                       -          -         -          -          -                   -          -           -             -
Issuance of
common stock                -          -         -          -          -        -  5,321,917          5           -             -
Issuance of
other shares of
common stock                -          -         -          -          -        -  4,151,594          4           -             -
Preferred stock
subscription                -          -         -          -          -        -          -          -     169,052             -
Net loss
                  ----------------------------------------------------------------------------------------------------------------
Balance December            -          -         -          -          -           9,473,511          9     169,052             -

31, 2000                                                                        -
Conversion of
notes payable to
Series A
preferred stock    3,440,000           -         -          -          -        -          -          3           -             -
Issuance of
Series B
preferred stock                                                                 -
for cash                    -          -         -          -  3,991,797                   -          4      25,000      (72,510)
Conversion of
notes payable to
common stock                -          -         -          -          -        -  2,859,510          3
Issuance of
common stock for
cash                        -          -         -          -          -        -    273,373          1           -             -
Issuance of
common stock in
connection with
the merger                  -          -         -          -          -        -    256,570          -           -             -

Net Loss                    -          -         -          -          -        -          -          -                         -

                  ----------------------------------------------------------------------------------------------------------------
Balance
December           3,440,000           -         -          -  3,991,797           12,862,964    $   20     $194,052     $(72,510)
31, 2001                                                                        -
Receipt of
subscription
payments                                                                                                                   63,201
Adjustment of
subscription
payments                                                                                                   (25,000)





                                    Deficit
                                    Accumulated
                  Additional Paid   During
                      Capital       Development
                                    Stage         Total
Balance at
February 10,
2000 inception
of development
stage                          -             -            -
Issuance of
common stock                   -             -            5
Issuance of
other shares of
common stock                   -             -            4
Preferred stock
subscription                   -             -      169,052
Net loss                           (1,422,539)  (1,422,539)
                  ------------------------------------------
Balance December               -   (1,422,539)  (1,253,478)

31, 2000
Conversion of
notes payable to
Series A
preferred stock          859,997             -      860,000
Issuance of
Series B
preferred stock
for cash               1,317,289             -    1,269,783
Conversion of
notes payable to
common stock                                              3
Issuance of
common stock for
cash                          26             -           27
Issuance of
common stock in
connection with
the merger                     -             -            -

Net Loss                       -   (1,415,979)  (1,415,979)
                  ------------------------------------------
Balance
December               $2,177,312 $ (2,838,518)  $ (539,644)
31, 2001
Receipt of
subscription
payments                                             63,201
Adjustment of
subscription
payments                  25,000                          -




                                                                                                                   Stock
                  Series A   Convertible Series A 8% Cumulative  Series B Convertible               Stock          Subscription
                  Preferred Shares       Convertible Preferred   Preferred Shares  Common Stock     Subscription   Receivable
                  Shares      Amount     Shares      Amount      Shares    Amount  Shares  Amount
Issuance of
Series B                                                                        -
Preferred Stock                                                  133,636
Issuance of
common stock for
cash
Issuance of
common stock for
services                                                                             691,295          1
Conversion of
preferred shares
upon merger       (3,440,000)                                 (4,125,433)          7,565,433          -
Common stock
issued as a
result of merger                                                                  20,641,901         21
Series A
cumulative
preferred stock
assumed upon
merger                                     252,000        504
Net Loss
                            -

                  ---------------------------------------------------------------------------------------------------------------
Balance December            -          -   252,000        504          -        - 41,761,593         42     169,052       (9,309)
31, 2002
Conversion of
preferred stock
to common stock                          (252,000)      (504)                         56,700         56
Conversion of
stock
subscription to
common stock                                                                         939,000        939   (169,052)
Adjustment
stock
subscription
receivable                                                                                                                  9,309
Reclassification
of par value
from additional
paid in capital                                                                                  41,720
Issuances of
common stock for
services                                                                             640,000        640
Net Loss
                  ---------------------------------------------------------------------------------------------------------------
Balance December            -          -         -      $   -          -        - 43,397,293    $43,397    $      -      $      -
31, 2003
                  ===============================================================================================================


                                   Deficit
                                   Accumulated
                 Additional Paid   During
                     Capital       Development
                                   Stage         Total
Issuance of
Series B
Preferred Stock                                          -
Issuance of
common stock for
cash                        823                        823
Issuance of
common stock for
services                 22,811                     22,812
Conversion of
preferred shares
upon merger                                              -
Common stock
issued as a
result of merger           (21)                          -
Series A
cumulative
preferred stock
assumed upon
merger                                                 504
Net Loss                          (1,707,749)  (1,707,749)

                  -----------------------------------------
Balance December      2,225,925   (4,546,267)  (2,160,053)
31, 2002
Conversion of
preferred stock
to common stock             448                          -
Conversion of
stock
subscription to
common stock            168,113                          -
Adjustment
stock
subscription
receivable              (9,309)                          -
Reclassification
of par value
from additional
paid in capital        (41,720)                          -
Issuances of
common stock for
services                 24,960                     25,600
Net Loss                            (575,740)    (575,740)
                  -----------------------------------------
Balance December     $2,368,417 $ (5,122,007) $(2,710,193)
31, 2003
                  =========================================


     See accompanying report of independent certified public accountants and notes to the consolidated financial statements

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASHFLOWS


                                                                                                            February 10, 2000
                                                        For the Year Ended         For the year Ended         (Inception) to
                                                         December 31, 2003          December 31, 2002       December 31, 2003
                                                      ------------------------- -------------------------- ---------------------

Cash Flows from Operating Activities:

Net (Loss)                                            $        (575,740)        $      (1,707,749)         $      (5,122,007)
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                                   145,164                   145,169                    507,616
Impairment loss                                                      --                   304,504                    304,504
Loss on disposal of equipment                                        --                        --                      2,156
Amortization of discount on royalty
 agreement                                                      137,140                   137,140                    548,560
Gain on extinguishment of debt                                 (204,308)                  (39,754)                  (275,037)
Issuance of stock for services                                   25,600                    22,811                    217,464
Changes in operating assets and
 liabilities:
  (Increase) decrease in:
  Prepaid expenses                                                7,833                    75,000                         --
  Other assets                                                   (4,331)                                              (4,331)
  Accounts payable and accrued expenses                          34,502                   358,974                    536,410
  Accrued interest payable                                       68,590                                               68,590
  Accrued payroll                                               108,650                   168,254                    317,480
                                                      -----------------         -----------------          -----------------
Net cash from (used) in operating
 activities                                                    (256,900)                 (535,651)                (2,898,595)
                                                      -----------------         -----------------          -----------------

Cash Flows from Investing Activities:
    Purchase of intangibles                                          --                        --                    (81,902)
    Purchase of equipment                                            --                        --                     (7,151)
                                                      -----------------         -----------------          -----------------
Net cash used by investing activities                                --                        --                    (89,053)
                                                      -----------------         -----------------          -----------------

Cash Flows from Financing Activities:
  Proceeds from notes payable                                   278,900                   468,990                  1,745,390
  Repayment of notes payable                                    (22,000)                       --                    (91,550)
   Issuance of stock subscription                                    --                        --                    (72,510)
  Payment received from stock subscription                           --                    63,201                     63,201
  Proceeds from sale of stock                                        --                       824                  1,343,117
                                                      -----------------         -----------------          -----------------
   Net cash provided by financing
    activities                                                  256,900                   535,015                  2,987,648
                                                      -----------------         -----------------          -----------------

Net  Increase (Decrease) in Cash and Cash
Equivalents                                                          --                    (2,636)                        --
Cash and Cash Equivalents, Beginning                                 --                     2,636                         --
                                                      -----------------         -----------------          -----------------
Cash and Cash Equivalents, Ending                     $              --         $              --          $              --
                                                      =================         =================          =================

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

         Revenue Recognition - Revenue from product sales and demonstration units is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point and determination is made that collectibility is probable. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

         Intangible Assets - Intangible assets, primarily patents, are amortized on a straight-line basis over the estimated useful life of the asset (See Note 4). Intangible assets are reviewed on an annual basis for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management prepared an evaluation that requires the use of estimates and assumptions with respect to future performance, changes to these estimates and assumptions could result in a significantly different value. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

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

         On July 1, 2004, Parentech and, InnoTech (Cyberliving of Hong Kong), signed a Joint Venture Agreement to Manufacture and Distribute the Nature's Cradle in China under the name of Parentech, China. It was agreed that all expenses and revenues would be split 50/50. InnoTech is involved in the development, manufacturing and distribution of environmental systems for hospitals. On July 15, 2004 Parentech China, (Parentech and InnoTech), engaged the services of Microprocessor Designs to prepare mechanical drawings for the molds required to take the Nature's Cradle into full production.

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

Note 5 - Royalty Agreement

         In connection with the acquisition of the patent rights, the Company assumed a royalty liability due to a third party assignee totaling $1,714,250. Upon acquisition, the note was discounted approximately $634,000 that is being amortized over a 55 month period, which is approximately $137,000 per annum. The payoff of this liability is based upon 3% of the gross sales generated from the Nature's Cradle products. Management believes that sales from this product will be sufficient to payoff this debt within five years. The Company has no set repayment schedule and is not obligated to repay this royalty liability in the absence of Nature's Cradle Products.

Note 6 - Supplemental Disclosures

                                                        For the Year Ended       For the year Ended        February 10, 2000
                                                     ------------------------- ------------------------ -------------------------
                                                                                                        (Inception) to December
                                                        December 31, 2003         December 31, 2002             31, 2003
                                                     ------------------------- ------------------------ -------------------------

      Interest Paid                                         $         -              $      1,430              $     1,430
                                                                                              800
      Income taxes paid                                             800                                              3,200

      Non-cash transactions:
      Issuance of Series A for notes payable                          -                        -                   860,000
      Issuance of common stock for notes payable                      -                        -                         3
      Assumption of discounted royalties payments
      which totaled $1,714,250
                                                                      -                        -                 1,080,268
      Reclassification of accounts payable to                    88,038                        -                    88,038
      notes payable
      Reclassification of accrued payroll to notes              204,503                        -                   204,503
      payable
      Conversion of stock subscription to common
      stock                                                     169,052                        -                   169,052
      Conversion of preferred stock to common stock
                                                                    504                        -                       504
      Adjustment to subscription receivable and
      common stock subscribed                                     9,309                                              9,309
      Reclassification of par value of common                    42,360                        -                    42,360
      stock  from additional paid in capital
      Issuance of common stock subscription                           -                   25,000                    25,000
      Issuance of common stock for services                      25,600                   22,812                   217,464

Note 7 - Property and Equipment

      Property and equipment are valued at cost, less accumulated depreciation as follows:

                                              At December 31,
                                                    2003
                                              ---------------
Equipment                                             $4,191
Less: Accumulated depreciation                        $3,604
                                              ---------------
  Property and equipment, net                           $587
                                              ---------------

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

         On July 1, 2004, Parentech and, InnoTech (Cyberliving of Hong Kong), signed a Joint Venture Agreement to Manufacture and Distribute the Nature's Cradle in China under the name of Parentech, China. It was agreed that all expenses and revenues would be split 50/50. InnoTech is involved in the development, manufacturing and distribution of environmental systems for hospitals. On July 15, 2004 Parentech China, (Parentech and InnoTech), engaged the services of Microprocessor Designs to prepare mechanical drawings for the molds required to take the Nature's Cradle into full production.

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

         On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. During 2003 approximately $182,000 in such promissory notes were issued. Subsequently, the noteholders have agreed to convert their notes as part of a total note conversion of $1,636,570 into fifty percent (50%) of the equity of the Company, when the Merger is completed.

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

         On May 28, 2003, the Company issued 640,000 shares of common stock to an unrelated third party as compensation for marketing and consulting services relating to the Spain market. The value of the services received was estimated to be $25,600 based on management's estimate of the fair market value of the shares issued, based on a share price of $.04/share. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

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

         A summary of the options in Parentech, Inc. issued to employees and consultants at December 31, 2003 is presented below:

                                                                                                   Weighted Average
                                                                              Number of Options     Exercise Price
                                                                              -----------------    ----------------
         Stock Options
         -------------
         Balance at January 1, 2003                                                   3,000,000    $           0.03
         Granted                                                                              -    $              -
         Exercised                                                                            -    $              -
         Forfeited                                                                    1,837,500    $           0.03
                                                                              -----------------    ----------------
         Balance at December 31, 2003                                                 1,162,500    $           0.03
                                                                              =================    ================
         Options exercisable at December 31, 2003                                       814,324    $           0.03
                                                                              -----------------    ----------------
         Weighted average fair value of options granted during the period                          $           0.00
                                                                                                   ================

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:


                         Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------       ------------------------------
                                            Weighted
                           Number            Average       Weighted            Number          Weighted
      Range of           Outstanding        Remaining      Average          Exercisable         Average
      Exercise         at December 31,     Contractual     Exercise        at December 31,     Exercise
       Price                2003              Life          Price               2003             Price
    -------------     --------------      ------------    ---------        --------------     ----------
    $      0.03            1,162,500      7.62 years      $   0.03            814,324         $   0.03
                      --------------                      ---------        --------------     ----------

                      ==============                      =========        ==============     ==========
                           1,162,500                      $   0.03            814,324         $   0.03
                      ==============                      =========        ==============     ==========

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


Note 16 - Subsequent Events

On May 13, 2004, we executed the merger agreement with Source Atlantic, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization, the form of which is attached as Exhibit B hereto. Source Atlantic, Inc. will be merged with and into our wholly owned subsidiary, Source Atlantic Acquisition Corp,, with Source Atlantic, Inc. becoming our wholly-owned subsidiary.

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

----------------
Our focus is differentiable products that enhance the development and well-being of infants. We typically acquire technology from product developers/companies who, because of a flaw in their marketing plan, a shortcoming in their design, or under capitalization, lack the ability to become a success. A number of these entities get buried by the costs of trying to bring a single product to market. The common element among them is the lack of a large enough distribution channel to justify the production levels necessary to achieve substantial savings and profitability. Most entrepreneurs and small start-up companies expend the majority of their capital on the high cost of prototypes and small runs of pre-production units. Initial marketing and distribution costs use up the remainder of their resources and more often than not prevent them from achieving enough market penetration to reach the economies of scale necessary for sustained success.

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