Form 10QSB
period 2004-09-30
PARENTECH INC
filed 2004-11-19
CIK 1095606

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

                    For the Quarter ended September 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of Common Stock, par value $0.00001, outstanding of as of November 19, 2004 was 44,404,899.

                                 PARENTECH, INC.

                                      Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at September 30, 2004 and December 31, 2003

         Consolidated condensed statements of operations for the three and nine months ended September 30, 2004 and 2003

         Consolidated condensed statements of cash flows for the nine months ended September 30, 2004 and 2003

         Notes to consolidated condensed financial statements for the nine months ended September 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.  Controls and Procedures


PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                                         2004             2003
                                                                                                     -------------    -------------
ASSETS
Cash and cash equivalents                                                                            $      24,308    $          --
Loan receivable - related party                                                                            158,955               --
Other assets                                                                                                 2,316            4,332
                                                                                                     -------------    -------------
         Total current assets                                                                              185,579            4,332
                                                                                                     -------------    -------------
Furniture and fixtures, net of accumulated depreciation of
$4,191 and $3,604                                                                                               --              587
Intangibles, net                                                                                           551,142          658,971
Other assets                                                                                                16,500                0
                                                                                                     -------------    -------------
Total assets                                                                                         $     753,221    $     663,890
                                                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Liabilities:
 Accounts payable and accrued expenses                                                               $     316,882    $     519,254
 Notes payable - principally related parties                                                             1,444,710        1,018,431
 Accrued interest payable - principally related parties                                                    180,266          107,486
 Accrued payroll and related payables                                                                      123,864          100,639
                                                                                                     -------------    -------------
         Total current liabilities                                                                       2,065,722        1,745,810
                                                                                                     -------------    -------------

Royalty agreement payable, net of discount                                                               1,713,695        1,628,273

Shareholders' deficit:

Series A convertible preferred stock, $.000001 par value:
5,000,000 shares authorized, 0 shares issued and outstanding                                                    --               --
Series A cumulative convertible preferred stock, $.002 par
value 8% cumulative, 10,000,000 shares authorized, 0 shares
issued and outstanding                                                                                          --               --
Series B convertible preferred stock, $.000001 par value:
5,500,000 shares authorized, 0 shares issued                                                                    --               --
Common stock, par value $.001, 100,000,000 shares
authorized, 44,404,899 shares issued at September 30, 2004                                                  44,405           43,397
Additional paid-in-capital                                                                               2,528,909        2,368,417

Deficit accumulated during development stage                                                            (5,599,510)      (5,122,007)
                                                                                                     -------------    -------------
 Total shareholders' deficit                                                                            (3,026,196)      (2,710,193)
                                                                                                     -------------    -------------
 Total liabilities & shareholders' deficit                                                           $     753,221    $     663,890
                                                                                                     =============    =============

                 See accompanying notes to financial statements.

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                  For the Three Months Ended
                                                                                        September 30,
                                                                                    2004              2003
                                                                                -------------     -------------
       Revenues                                                                 $          --     $      58,153
                                                                                -------------     -------------
       Cost of Goods Sold                                                                  --                --
                                                                                -------------     -------------
       Gross Profit                                                                        --            58,153

       Operating expenses:

           General and administrative                                                  65,131            22,648
           Research and development                                                    20,413            33,154
           Depreciation and amortization                                               35,943            36,291
                                                                                -------------     -------------
       Total operating expenses                                                       121,487            92,093
                                                                                -------------     -------------

       Operating loss                                                                (121,487)          (33,940)

       Other income (expense):
           Amortization of royalty agreement discount                                 (16,852)          (34,285)
           Interest expense                                                           (24,666)          (12,769)
           Interest and other income                                                    3,092                17
                                                                                -------------     -------------
       Total other expense                                                            (38,426)          (47,037)
                                                                                -------------     -------------
       Net loss before income taxes                                                  (159,913)          (80,977)

       Income taxes                                                                        --                --
                                                                                -------------     -------------
       Net Loss                                                                 $    (159,913)    $     (80,977)
                                                                                =============     =============

Net loss per common share - basic and diluted                                   $       (0.00)    $       (0.00)
                                                                                =============     =============

Weighted Average Common Shares Outstanding -
Basic and Diluted                                                                  44,404,899        42,401,593
                                                                                =============     =============

                 See accompanying notes to financial statements.

                                 PARENTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                        For the Nine Months Ended     February 10, 2000
                                                                              September 30,             (Inception) to
                                                                      ------------------------------     September 30,
                                                                           2004                2003          2004
                                                                      -------------    -------------   ----------------
       Revenues                                                       $          --    $      64,803    $     100,960
                                                                      -------------    -------------    -------------
       Cost of Goods Sold                                                        --               --           50,051
                                                                      -------------    -------------    -------------
       Gross Profit                                                              --           64,803           50,909

       Operating expenses:
           General and administrative                                       182,164          237,604        2,406,553
           Research and development                                          35,046          102,688        1,673,666
           Depreciation and amortization                                    108,416          108,873          616,032
           Impairment loss                                                       --               --          304,504
           Gain on extinguishment of debt                                        --               --         (275,037)
                                                                      -------------    -------------    -------------
       Total operating expenses                                             325,626          449,165        4,725,718
                                                                      -------------    -------------    -------------

       Operating loss                                                      (325,626)        (384,362)      (4,674,809)
       Other income (expense):
           Loss from misappropriation                                            --               --         (120,981)
           Amortization of royalty agreement discount                       (85,422)        (102,855)        (633,982)
           Interest expense                                                 (72,780)         (40,131)        (220,626)
           Interest and other income                                          6,324              390           54,088
                                                                      -------------    -------------    -------------
       Total other expense                                                 (151,878)        (142,596)        (921,501)
                                                                      -------------    -------------    -------------

       Net loss before income taxes                                        (477,504)        (526,958)      (5,596,310)

       Income taxes                                                              --              800            3,200
                                                                      -------------    -------------    -------------
       Net Loss                                                       $    (477,504)   $    (527,758)      (5,599,510)
                                                                      =============    =============    =============

Net loss per common share -basic and diluted                          $       (0.01)   $       (0.01)
                                                                      =============    =============

Weighted Average Common Shares Outstanding -
Basic and Diluted                                                        43,845,118       42,177,149
                                                                      =============    =============

                 See accompanying notes to financial statements.

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                       February 10,
                                                                                      For the Nine Months Ended           2000
                                                                                            September 30,             (Inception) to
                                                                                    ------------------------------     September 30,
                                                                                         2004             2003              2004
                                                                                    -------------    -------------    -------------
Cash Flows from Operating Activities:
      Net (Loss)                                                                    $    (477,504)   $    (527,758)   $  (5,599,510)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization                                                       108,416          108,873          616,032
      Impairment loss                                                                          --               --          304,504
      Loss on disposal of equipment                                                            --               --            2,156
      Amortization of discount on royalty agreement                                        85,422          102,855          633,982
      Gain on extinguishment of debt                                                           --               --         (275,037)
      Issuance of stock for services                                                           --               --          217,464
      Changes in operating assets and liabilities:
        (Increase) decrease in:
        Loan receivables                                                                 (158,955)         (41,863)        (158,955)
        Work in process                                                                     6,923         (100,051)           6,923
        Prepaid expenses                                                                  (16,500)           1,760          (16,500)
        Other assets                                                                       (4,907)              --           (9,238)
        Accounts payable and accrued expenses                                             139,122          138,868          744,122
        Accrued payroll                                                                    23,225           66,281          340,705
                                                                                    -------------    -------------    -------------
      Net cash used in operating activities                                              (294,758)        (251,035)      (3,193,353)
                                                                                    -------------    -------------    -------------

      Cash Flows from Investing Activities:
          Purchase of intangibles                                                              --               --          (81,902)
          Purchase of equipment                                                                --               --           (7,151)
                                                                                    -------------    -------------    -------------
      Net cash used by investing activities                                                    --               --          (89,053)
                                                                                    -------------    -------------    -------------

      Cash Flows from Financing Activities:
        Proceeds from notes payable                                                       367,417          256,850        2,112,807
        Principal payment of notes payable                                                (48,351)              --         (139,901)
        Proceeds from stock subscription                                                       --               --           63,201
        Proceeds from sale of stock                                                            --               --        1,270,607
                                                                                    -------------    -------------    -------------
         Net cash provided by financing activities                                        319,066          256,850        3,306,714
                                                                                    -------------    -------------    -------------

      Net  Increase in Cash and Cash Equivalents                                           24,308            5,815           24,308
      Cash and Cash Equivalents, Beginning                                                     --               --               --
                                                                                    -------------    -------------    -------------
      Cash and Cash Equivalents, Ending                                             $      24,308    $       5,815    $      24,308
                                                                                    =============    =============    =============

                 See accompanying notes to financial statements.

                                 PARENTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

         Development Stage Enterprise: The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of September 30, 2004. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

         Basis of Presentation: In accordance with SFAS No.7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, and cash flows, the cumulative amounts of revenues and expenses and cash flows since Inception through September 30, 2004.

         Interim Financial Statements: THE INTERIM FINANCIAL STATEMENTS PRESENTED HEREIN HAVE BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS. THE INTERIM FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL FINANCIAL STATEMENTS, NOTES AND ACCOUNTING POLICIES INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SEC. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) WHICH ARE NECESSARY TO PROVIDE A FAIR PRESENTATION OF FINANCIAL POSITION AS OF SEPTEMBER 30, 2004 AND THE RELATED OPERATING RESULTS AND CASH FLOWS FOR THE INTERIM PERIOD PRESENTED HAVE BEEN MADE. THE RESULTS OF OPERATIONS, FOR THE PERIOD PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE YEAR.

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

Note 2 - Going Concern

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,600,000 through the period ended September 30, 2004, and current liabilities exceeded current assets by approximately $1,880,000 at September 30, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.


Note 3 - Supplemental Disclosures

                                                                                   For the Nine    For the Nine    February 10, 2000
                                                                                   Months Ended    Months Ended      (Inception) to
                                                                                   September 30,   September 30,      September 30,
                                                                                        2004           2003               2004
                                                                                    -------------  --------------  -----------------
Interest Paid                                                                       $          --   $          --     $      1,430
Income taxes paid                                                                              --              --            3,200

Non-cash transactions:
Issuance of Series A for notes payable                                                         --              --          860,000
Issuance of common stock for accounts payable -Related party                              161,500              --          161,500
Assumption of discounted royalties payments which totaled $1,714,250                           --              --        1,080,268
Reclassification of accounts payable to notes payable                                          --              --           88,038
Reclassification of accrued payroll to notes payable                                      107,214              --          311,717
Conversion of stock subscription to common stock                                               --              --          169,052
Conversion of preferred stock to common stock                                                  --              --              504
Adjustment to subscription receivable and common stock subscribed                              --              --            9,309
Reclassification of par value of common stock  from additional
paid in capital                                                                                --              --           42,360
Issuance of common stock subscription                                                          --              --           25,000
Issuance of common stock for services                                                          --              --          217,464

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Summary Overview and Overall Business Strategy

The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,600,000 through the period ended September 30, 2004, and current liabilities exceeded current assets by approximately $1,880,000 at September 30, 2004. The Company continues to pursue additional capital investment. The Company is intending to convert some of the debt into equity. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market or convert the debt into equity. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

GROSS REVENUES. During the three months ended September 30, 2004 and 2003, product sales totaled approximately zero and $58,153, respectively. Revenues in the three months of 2003 consisted solely of sales of developmental units of Nature's Cradle, which is currently the Company's only marketed product.

OPERATING EXPENSES. Operating expense increased from $92,093 for the three months ended September 30, 2003 to Operating expense of $121,487 for the three months ended September 30, 2004, an increase of $29,394.

General and administrative expenses increased from $22,648 for the three months ended September 30, 2003 to $65,131 for the three months ended September 30, 2004, an increase of $42,483. The increase is due to no salary or rent expense in 2003.

Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 were $35,943 and $36,291, respectfully. The expense is primarily attributed to the amortization of patent rights.

Research and development costs decreased from $33,154 for the three months ended September 30, 2003 to $20,413 for the three months ended September 30, 2004, a decrease of $12,741. The decrease in research and development costs for 2004 was primarily due to cost control measures instituted by the Company during the period.

INTEREST EXPENSE. Interest expense increased from $12,769 for the three months ended September 30, 2003 to $24,666 for the three months ended September 30, 2004, an increase of $11,897. The increase relates to higher balances due to the President of the Company and the promissory notes that were issued in the fourth quarter of 2003 and during the three quarters of 2004.

NET LOSS. Net loss increased from $80,977 for the three months ended September 30, 2003 to $159,913 for the three months ended September 30, 2004, primarily due to the Company's product sales of $58,153 in 2003 and the reduction in administrative expenses in 2003.

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

GROSS REVENUES. During the nine months ended September 30, 2004 and 2003, product sales totaled approximately zero and $64,803, respectively. Revenues in the nine months of 2003 consisted solely of sales of developmental units of Nature's Cradle, which is currently the Company's only marketed product.

OPERATING EXPENSES. Operating expenses decreased from $449,165 for the nine months ended September 30, 2003 to $325,626 for the nine months ended September 30, 2004, a decrease of $123,539.

Research and development costs include salaries, contracted services, research supplies and materials and expenses related to development of Nature's Cradle. Research and development costs for the nine months ended September 30, 2004 were $35,046 as compared to $102,688 for the nine months ended September 30, 2003. The decrease of $67,642 was as a result of cost control measures instituted by the Company.

General and administrative expenses consist principally of salaries, fees for professional services and office rental expenses. General and administrative expenses for nine months of fiscal year 2004 were $182,164 as compared to $237,604 for nine months of fiscal year 2003. The decrease of $55,440 was as a result of cost control measures instituted by the Company.

INTEREST EXPENSE. For the nine months ended September 30, 2004 and September 30, 2003, interest expense was $72,780 and $40,131, respectively. Interest expense increase of $32,649 during the nine months of fiscal year 2004 was due to a greater amount of outstanding debt as compared to the same period in fiscal year 2003.

NET LOSS. Net loss decreased from $527,758 for the nine months ended September 30, 2003 to $477,504 for the nine months ended September 30, 2004, primarily due to the Company's continued reduction in administrative and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES. The Company has financed operations principally through private sales of debt and equity securities. During the nine months ended September 30, 2004, the Company borrowed approximately $367,000, primarily though promissory notes to existing investors.

On March 20, 2003 the Company offered promissory notes to existing investors for up to $650,000. The notes accrue interest at 5% per annum and are convertible into common stock at $0.25 per share anytime during the five years subsequent to the issuance of the note. In addition, for every $1,000 in note value, warrants are granted to purchase eight thousand shares at $.25 per share. Four warrants can be exchanged for one share of common stock. The warrants and the exchange right expire five years from the offering date. At September 30, 2004 and December 31, 2003 the balance of these promissory notes were $453,000 and $528,000, respectively. None of the notes have been converted, nor have any of the related warrants have been exercised.

CURRENT ASSETS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased from zero at December 31, 2003 to $24,308 at September 30, 2004, an increase of $24,308, primarily as a result of the Company issuing additional promissory notes during the period.

TOTAL CURRENT ASSETS. Total current assets increased from $4,332 at December 31, 2003 to $185,579 at September 30, 2004, an increase of $181,247, primarily as a result of the Company providing interim financing of $149,815 to Source Atlantic, Inc. pursuant to an Agreement and Plan of Merger and Reorganization, as well as the increase in cash. As a result of the termination of the Agreement and Plan of Merger and Reorganization, the financing will be converted into equity of Source Atlantic, Inc.

LIABILITIES

ACCRUED PAYROLL AND RELATED PAYABLES. Accrued payroll and related payables increased from $100,639 at December 31, 2003 to $123,864 at September 30, 2004, an increase of $23,225, due to the conversion of $107,214 accrued payroll to notes payable.

ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES. Accounts payable decreased from $519,254 at December 31, 2003 to $316,882 at September 30, 2004, a decrease of $202,372, primarily relating to the Company converting $161,500 of accounts payable into 1,007,606 common stock.

ACCRUED INTEREST. Accrued interest increased from $107,486 at December 31, 2003 to $180,266 at September 30, 2004 an increase of $72,780. The increase relates to directly to the accrued and unpaid interest relating to the notes payable balances outstanding for the nine months ended September 30, 2004.

NOTES PAYABLE. Notes payable increased from $1,018,431 at December 31, 2003 to $1,444,710 at September 30, 2004, an increase of $426,279, primarily relating to the additional funding of promissory notes during the nine months ended September 30, 2004 and the reclassification of accrued payroll and related payables to notes payable pertaining to the President's salary and related expenses.

TOTAL CURRENT LIABILITIES. Total current liabilities increased from $1,745,810 at December 31, 2003 to $2,065,722 at September 30, 2004, an increase of $319,912, primarily related to increased notes payable, accrued interest payable, offset by accounts payable and accrued expenses.

RECENT EVENTS - TERMINATION OF AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH SOURCE ATLANTIC

On May 13, 2004, we executed an Agreement and Plan of Merger and Reorganization to acquire Source Atlantic, Inc., a Delaware corporation. On November 18, 2004, it was determined that the conditions to completing the merger could not be satisfied and the Agreement and Plan of Merger and Reorganization was terminated.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

On June 30, 2004 the Company issued 1,007,606 shares of common stock to an entity in exchange for settlement of an outstanding accounts payable obligation of $161,500. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction; a no commissions were paid to any party in connection with this.


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

Parentech, Inc.

November 19, 2004           /s/ Scott Landow
                            Scott Landow,
                            Chief Executive Officer and Chairman of the
                            Board of Directors
                              (PRINCIPAL EXECUTIVE OFFICER)

November 19, 2004           /s/ Scott Landow
                            Scott Landow,
                            Acting Chief Financial Officer
                              (PRINCIPAL ACCOUNTING OFFICER)